Form 10-Q
period 2017-10-31
VIVIC CORP.
filed 2017-12-06
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file # 333-219148

VIVIC CORP.

 (Exact name of registrant as specified in its charter)

Nevada	7999	98-1353606
State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Vivic Corp.

800 N Rainbow Blvd, Suite 208-29

Las Vegas, NV 89107

(702) 984-3984

(Address and telephone number of registrant's executive office)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

(Do not check if a smaller reporting company) Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 5, 2017
Common Stock, $0.001	4,675,000

1 | Page

2 | Page

VIVIC CORP. BALANCE SHEETS
	OCTOBER 31, 2017 (Unaudited)	APRIL 30, 2017 (Audited)
ASSETS
Current Assets
Cash	$ 9,347	$ 4,570
Prepaid expenses	200	200
Total current assets	9,547	4,770
Equipment	5,730	-
Total Assets	$ 15,277	$ 4,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 8,903	$ 2,228
Deferred revenue	5,000
Total current liabilities	13,903	2,228
Total Liabilities	13,903	2,228

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,675,000 shares issued and outstanding (4,500,000 shares issued and outstanding as at April 30, 2017)	4,675	4,500
Additional Paid-In-Capital	5,075	-
Accumulated Deficit	(8,376)	(1,958)
Total Stockholders’ equity	1,374	2,542

Total Liabilities and Stockholders’ equity	$ 15,277	$ 4,770

The accompanying notes are an integral part of these financial statements.

3 | Page

VIVIC CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three months ended October 31, 2017	For the Six months ended October 31, 2017
Revenues	$ 5,000	$ 11,300
Cost of sales	2,800	6,600
Gross profit	2,200	4,700
Operating expenses
General and administrative expenses	6,443	11,118
Net income (loss) from operations	(4,243)	(6,418)
Income (Loss) before provision for income taxes	(4,243)	(6,418)

Provision for income taxes	-	-

Net income (loss)	$ (4,243)	$ (6,418)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,553,152	4,526,576

The accompanying notes are an integral part of these financial statements.

4 | Page

VIVIC CORP. STATEMENT OF CASH FLOWS (Unaudited)
For the Six months ended October 31, 2017
Cash flows from Operating Activities
Net loss	$ (6,418)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	420
Changes in operating assets and liabilities:
Deferred revenue	5,000
Net cash used in operating activities	(998)

Cash flows from Investing Activities
Purchase of fixed assets	$ (6,150)
Net cash used in investing activities	(6,150)

Cash flows from Financing Activities
Proceeds of loan from shareholder	6,675
Proceeds from issuance of common stock	5,250
Net cash provided by financing activities	11,925
Net increase (decrease)in cash and equivalents	4,777
Cash and equivalents at beginning of the period	4,570
Cash and equivalents at end of the period	$ 9,347
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

VIVIC CORP.

Notes to Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

VIVIC CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017.  Vivic Corp. is in the tourism business.

The Company has adopted April 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 16, 2017) to October 31, 2017 of $8,376. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the six months ended October 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended April 30, 2017, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2017 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

6 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of October 31, 2017, the Company has not issued any stock-based compensation to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Revenue

The Company recognized revenue in the amount of $11,300 for organizing tours for the six months ended October 31, 2017. The cost of revenue was $6,600 for purchasing these tours from the tour providers.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill.

7 | Page

Under the new guidance, fewer acquired sets are expected to be considered businesses. This ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. The Company will apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company will apply this guidance to applicable impairment tests after the adoption date.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. In September and October 2017, the Company issued 175,000 shares of its common stock at $0.03 per share for total proceeds of $5,250.

As of October 31, 2017, the Company had 4,675,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 16, 2017 (Inception) through October 31, 2017, the Company’s sole officer and director loaned the Company $8,903 to pay for incorporation costs and operating expenses.  As of October 31, 2017, the amount outstanding was $8,903. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2017 to December 4, 2017 the date the financial statements were available to be issued and has determined that there are no items to disclose.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

We were incorporated on February 16, 2017 in the State of Nevada. We are a start-up company which is in the tourism business. Vivic Corp. is a travel agency that organizes individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours. Services and products provided by our company will include custom packages according to the client’s specifications. We develop and offer our own tours in the Dominican Republic as well as third-party suppliers.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

During three months ended October 31, 2017, we generated $5,000 in revenue and cost of sales was $2,800. During the three months ended October 31, 2017, we incurred expenses of $6,443.

Our net loss for the three months ended October 31, 2017 was $4,243.

During six months ended October 31, 2017, we generated $11,300 in revenue and cost of sales was $6,600. During the six months ended October 31, 2017, we incurred expenses of $11,118.

Our net loss for the six months ended October 31, 2017 was $6,418.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017 our total assets were $15,277 compared to $4,770 in total assets at April 30, 2017. As of October 31, 2017, our total liabilities were $13,903 compared to $2,228 in total liabilities at April 30, 2017. The increase in total assets was due to proceeds received from issuance of common stock and revenues.

Stockholders’ equity decreased from $2,542 as of April 30, 2017 to $1,374 as of October 31, 2017 due to increase in expenses during the six months period ended October 31, 2017.

Cash Flows from Operating Activities

For the six month period ended October 31, 2017, net cash flows used in operating activities was $998, consisted of $6,418 loss, $5,000 in deferred revenue  and depreciation expenses of $420.

Cash Flows from Investing Activities

We used $6,150 in investing activities for the six month period ended October 31, 2017.

Cash Flows from Financing Activities

For the six month period ended October 31, 2017, net cash flows from financing activities was $11,925, consisted of $6,675 received from proceeds from issuance of common stock and $5,250 from loans from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

10 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

11 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended October 31, 2017, the Company issued 175,000 shares of its common stock at $0.03 per share for total proceeds of $5,250.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended October 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVIC CORP.
Dated: December 5, 2017	By: /s/Yoel Rosario Duran
Yoel Rosario Duran, President and Chief Executive Officer and Chief Financial Officer

12 | Page