Form 10-Q
period 2018-01-31
VIVIC CORP.
filed 2018-03-08
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [   ]

(Do not check if a smaller reporting company) Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 7, 2018
Common Stock, $0.001	5,340,000

1 | Page

2 | Page

VIVIC CORP. BALANCE SHEETS
	JANUARY 31, 2018 (Unaudited)	APRIL 30, 2017 (Audited)
ASSETS
Current Assets
Cash	$ 27,995	$ 4,570
Prepaid expenses	200	200
Total current assets	28,195	4,770
Equipment	5,217	-
Total Assets	$ 33,412	$ 4,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,166	$ 2,228
Total current liabilities	9,166	2,228
Total Liabilities	9,166	2,228

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,340,000 shares issued and outstanding (4,500,000 shares issued and outstanding as at April 30, 2017)	5,340	4,500
Additional Paid-In-Capital	24,360	-
Accumulated Deficit	(5,454)	(1,958)
Total Stockholders’ equity	24,246	2,542

Total Liabilities and Stockholders’ equity	$ 33,412	$ 4,770

The accompanying notes are an integral part of these financial statements.

3 | Page

VIVIC CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three months ended January 31, 2018	For the Nine months ended January 31, 2018
Revenues	$ 5,000	$ 16,300
Cost of sales	2,665	9,265
Gross profit	2,335	7,035
Operating expenses
General and administrative expenses	(588)	10,531
Net income (loss) from operations	2,923	(3,496)
Income (Loss) before provision for income taxes	2,923	(3,496)

Provision for income taxes	-	-

Net income (loss)	$ 2,923	$ (3,496)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,876,032	4,643,061

The accompanying notes are an integral part of these financial statements.

4 | Page

VIVIC CORP. STATEMENT OF CASH FLOWS (Unaudited)
For the Nine months ended January 31, 2018
Cash flows from Operating Activities
Net loss	$ (3,496)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	933
Net cash used in operating activities	(2,563)

Cash flows from Investing Activities
Purchase of fixed assets	$ (6,150)
Net cash used in investing activities	(6,150)

Cash flows from Financing Activities
Proceeds of loan from shareholder	6,938
Proceeds from issuance of common stock	25,200
Net cash provided by financing activities	32,138
Net increase (decrease)in cash and equivalents	23,425
Cash and equivalents at beginning of the period	4,570
Cash and equivalents at end of the period	$ 27,995
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

VIVIC CORP.

Notes to Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

VIVIC CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017.  Vivic Corp. is in the tourism business.

The Company has adopted an April 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 16, 2017) to January 31, 2018 of $5,454. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended January 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended April 30, 2017, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2018 and for the related periods presented.

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

6 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of January 31, 2018, the Company has not issued any stock-based compensation to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The tourism business is seasonal. We expect that our results of operations will be subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry and weather conditions and other factors beyond our control.

Revenue

The Company recognized revenue in the amount of $16,300 for organizing tours for the nine months ended January 31, 2018. The cost of revenue was $9,265 for purchasing these tours from the tour providers.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. For the three month period ended January 31, 2018 depreciation expenses were $513. For the nine month period ended January 31, 2018 depreciation expenses were $933.

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

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. For the nine month period ended January 31, 2018, the Company issued 840,000 shares of its common stock at $0.03 per share for total proceeds of $25,200.

As of January 31, 2018, the Company had 5,340,000 shares issued and outstanding.

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

Since February 16, 2017 (Inception) through January 31, 2018, the Company’s sole officer and director loaned the Company $9,166 to pay for incorporation costs and operating expenses.  As of January 31, 2018, the amount outstanding was $9,166. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2018 to March 7, 2018 the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

During three months ended January 31, 2018, we generated $5,000 in revenue and cost of sales was $2,665. Our net income for the three months ended January 31, 2018 was $2,923.

During nine months ended January 31, 2018, we generated $16,300 in revenue and cost of sales was $9,265. During the nine months ended January 31, 2018, we incurred expenses of $10,531.

Our net loss for the nine months ended January 31, 2018 was $3,496.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2018 our total assets were $33,412 compared to $4,770 in total assets at April 30, 2017. As of January 31, 2018, our total liabilities were $9,166 compared to $2,228 in total liabilities at April 30, 2017. The increase in total assets was due to proceeds received from issuance of common stock and revenues.

Stockholders’ equity increased from $2,542 as of April 30, 2017 to $24,246 as of January 31, 2018 due to issuance of common stock during the nine month period ended January 31, 2018.

Cash Flows from Operating Activities

For the nine month period ended January 31, 2018, net cash flows used in operating activities was $2,563, consisted of $3,496 loss offset by and depreciation expenses of $933.

Cash Flows from Investing Activities

We used $6,150 in investing activities for the nine month period ended January 31, 2018.

Cash Flows from Financing Activities

For the nine month period ended January 31, 2018, net cash flows from financing activities was $32,138, consisted of $25,200 received from proceeds from issuance of common stock and $6,938 from loans from shareholder.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended January 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended January 31, 2018.

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

VIVIC CORP.
Dated: March 7, 2018	By: /s/Yoel Rosario Duran
Yoel Rosario Duran, President and Chief Executive Officer and Chief Financial Officer

12 | Page