Form 10-K
period 2018-04-30
VIVIC CORP.
filed 2018-06-21
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-219148

VIVIC CORP.

 (Exact name of registrant as specified in its charter)

Nevada	7999	98-1353606
State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Vivic Corp.

800 N Rainbow Blvd, Suite 208-29

Las Vegas, NV 89107

(702) 984-3984

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of June 18, 2018, the registrant had 5,340,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 18, 2018.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean VIVIC CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

4 | Page

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of June 18, 2018, the 5,340,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended April 30, 2018 was $18,910 compared to a net loss of $1,958 during the period from Inception (February 16, 2017) to April 30, 2017. During fiscal year ended April 30, 2018 we have generated $16,300 in revenue. For the period from Inception (February 16, 2017) to April 30, 2017, we have not generated any revenue.

5 | Page

During the fiscal year ended April 30, 2018, we incurred general and administrative expenses of $25,945  compared to $1,958 incurred during the period from Inception (February 16, 2017) to April 30, 2017.  Increase in general and administrative expenses was because the company has started its operations. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2018 our total assets were $18,910 compared to $4,770 in total assets at April 30, 2017. As of April 30, 2018, our total liabilities were $10,078 compared to $2,228 in total liabilities at April 30, 2017.

Stockholders’ equity increased from $2,542 as of April 30, 2017 to $8,832 as of April 30, 2018.

The weighted average number of shares outstanding was 4,813,000 for the year ended April 30, 2018 compared to 1,628,378 for the period from Inception (February 16, 2017) to April 30, 2017.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the year ended April 30, 2018, net cash flows used in operating activities was $17,464. Net cash flows used in operating activities was $2,158 for the period from inception (February 16, 2017) to April 30, 2017.

Cash Flows from Investing Activities

We used $6,150 in investing activities for the year ended April 30, 2018 to purchase computer and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended April 30, 2018, net cash flows from financing activities was $33,050 received from proceeds from issuance of common stock and loan from shareholder. For the period from inception (February 16, 2017) to April 30, 2017, net cash flows from financing activities was $6,728 received from proceeds from issuance of common stock and loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

6 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2018 and April 30, 2017 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vivic Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivic Corp. (“the Company”) as of April 30, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2018 and the period from inception (February 16, 2017) to April 30, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established an ongoing source of revenue sufficient to cover its operating costs and has an accumulated loss since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
June 18, 2018

8 | Page

VIVIC CORP. BALANCE SHEETS (Audited)
	APRIL 30, 2018	APRIL 30, 2017
ASSETS
Current Assets
Cash	$ 14,006	$ 4,570
Prepaid expenses	200	200
Total current assets	14,206	4,770
Equipment	4,704	-
Total Assets	$ 18,910	$ 4,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 10,078	$ 2,228
Total current liabilities	10,078	2,228
Total Liabilities	10,078	2,228

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,340,000 shares issued and outstanding (4,500,000 shares issued and outstanding as at April 30, 2017)	5,340	4,500
Additional Paid-In-Capital	24,360	-
Accumulated Deficit	(20,868)	(1,958)
Total Stockholders’ equity	8,832	2,542

Total Liabilities and Stockholders’ equity	$ 18,910	$ 4,770

The accompanying notes are an integral part of these financial statements.

9 | Page

VIVIC CORP. STATEMENTS OF OPERATIONS (Audited)
	Year ended April 30, 2018	For the period from Inception (February 16, 2017) to April 30, 2017
Revenues	$ 16,300	$ -
Cost of sales	9,265	-
Gross profit	7,035	-
Operating expenses
General and administrative expenses	25,945	1,958
Net income (loss) from operations	(18,910)	(1,958)
Income (Loss) before provision for income taxes	(18,910)	(1,958)

Provision for income taxes	-	-

Net income (loss)	$ (18,910)	$ (1,958)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,813,000	1,628,378

The accompanying notes are an integral part of these financial statements.

10 | Page

VIVIC CORP. STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (FEBRUARY 16, 2017) to APRIL 30, 2018 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit accumulated	Total
Balance at February 16, 2017, Inception	-	$ -	$ -	$ -	$ -
Shares issued at $0.001	4,500,000	4,500	-	-	4,500
Net (loss)	-	-	-	(1,958)	(1,958)
Balance as of April 30, 2017	4,500,000	4,500		$ (1,958)	$ 2,542
Shares issued at $0.03	840,000	840	24,360	-	25,200
Net (loss)				(18,910)	(18,910)
Balance as of April 30, 2018	5,340,000	$ 5,340	$ 24,360	$ (20,868)	$ 8,832

The accompanying notes are an integral part of these financial statements

11 | Page

VIVIC CORP. STATEMENTS OF CASH FLOWS (Audited)
	Year ended April 30, 2018	For the period from Inception (February 16, 2017) to April 30, 2017
Cash flows from Operating Activities
Net loss	$ (18,910)	$ (1,958)
Adjustments to reconcile net income toa net cash provided by (used in) operating activities:
Depreciation	1,446	-
Increase in Prepaid expenses	-	(200)
Net cash used in operating activities	(17,464)	(2,158)

Cash flows from Investing Activities
Purchase of fixed assets	$ (6,150)	$ -
Net cash used in investing activities	(6,150)	-

Cash flows from Financing Activities
Proceeds of loan from shareholder	7,850	2,228
Proceeds from issuance of common stock	25,200	4,500
Net cash provided by financing activities	33,050	6,728
Net increase (decrease)in cash and equivalents	9,436	4,570
Cash and equivalents at beginning of the period	4,570	-
Cash and equivalents at end of the period	$ 14,006	$ 4,570
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

VIVIC CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2018 AND FOR PERIOD FROM INCEPTION (FEBRUARY 16, 2017) TO APRIL 30, 2017

(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

VIVIC CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017.  Vivic Corp. is in the tourism business.

The Company has adopted an April 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of April 30, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 16, 2017) to April 30, 2018 of $20,868. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

13 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2018 and 2017 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of April 30, 2018, the Company has not issued any stock-based compensation to its employees.

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

Revenue

The Company recognized revenue in the amount of $16,300 for organizing tours for the year ended April 30, 2018. The cost of revenue was $9,265 for purchasing these tours from the tour providers.

Property and Equipment and Depreciation Policy

The Company purchased one buggy and computer equipment. Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. Company’s property and equipment consist of one buggy and comp For the year ended April 30, 2018 depreciation expenses were $1,446.

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

14 | Page

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

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. For the year ended April 30, 2017, the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500. For the year ended April 30, 2018, the Company issued 840,000 shares of its common stock at $0.03 per share for total proceeds of $25,200.

As of April 30, 2018, the Company had 5,340,000 shares issued and outstanding.

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

Since February 16, 2017 (Inception) through April 30, 2018, the Company’s director loaned the Company $10,078 to pay for incorporation costs and operating expenses.  As of April 30, 2018, the amount outstanding was $10,078. The loan is non-interest bearing, due upon demand and unsecured. The Company has not compensated it’s CEO for his service since our inception. There are no arrangements pursuant to which director will be compensated in the future for any services provided as a CEO.

NOTE 6. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period from inception to April 30, 2018 and 2017 to the company’s effective tax rate is as follows:

	2018 (21%)	2017 (34%)
Tax benefit at U.S. statutory rate	$ (4,382)	$ (666)
Valuation allowance	4,382	666
	$ -	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss	20,868	1,958
Valuation allowance	(20,868)	(1,958)
	$-	$-

The Company has approximately $ 20,868 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2018 to June 18, 2018 the date the financial statements were available to be issued and has determined that there are no items to disclose.

15 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure of internal controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that  due to lack of segregation of duties and written control policies our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name	Age	Positions

Yoel Rosario Duran	26	President, Treasurer and Director

Dmitriy Perfilyev	42	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and sole director for the past five years.

YOEL ROSARIO DURAN

Mr. Yoel Rosario Duran has served as President, Treasurer and our sole director since February 16, 2017. Since 2011, Mr. Rosario Duran has been working as a freelance tour guide in different areas of the Dominican Republic. Mr. Rosario Duran’s desire to found our company led to our conclusion that Mr. Rosario Duran should be serving as a member of our board of directors in light of our business and structure.

DMITRIY PERFILYEV

Mr. Dmitriy Perfilyev has served as Secretary since February 16, 2017. For the last 5 years, Mr. Perfilyev has been working as a sole proprietor organizing fishing charters.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

SIGNIFICANT EMPLOYEES

We currently have no employees, other than our officers, Yoel Rosario Duran and Dmitriy Perfilyev.

16 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on February 16, 2017 until April 30, 2017  and for the year ended April 30, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Yoel Rosario Duran; President, Treasurer, and Director (1)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yoel Rosario Duran; President, Treasurer, and Director (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dmitriy Perfilyev; Secretary (2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dmitriy Perfilyev; Secretary (2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)Appointed President, Treasurer and Director February 16, 2017.

(2)Appointed Secretary February 16, 2017.

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of April 30, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

17 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Yoel Rosario Duran (3)	2,500,000	46.81%

Common Stock	Dmitriy Perfilyev (4)	2,000,000	37.45%
All directors and executive officers as a group (2 persons)			84.26%

(1) The percentages below are based on 5,340,000 shares of our common stock issued and outstanding as of June 18, 2018.

(2) c/o Vivic Corp., 800 N Rainbow Blvd, Suite 208-29, Las Vegas, NV 89107.

(3) Appointed President, Treasurer and Director February 16, 2017.

(3) Appointed Secretary February 16, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 17, 2017, we offered and sold 2,500,000 shares of common stock to Yoel Rosario Duran, our President, Treasurer and sole Director, at a purchase price of $0.001 per share, for aggregate proceeds of $2,500. On April 27, 2017, we offered and sold 2,000,000 shares of common stock to Dmitriy Perfilyev, our Secretary, at a purchase price of $0.001 per share, for aggregate proceeds of $2,000.

Since February 16, 2017 (Inception) through April 30, 2018, the Company’s director loaned the Company $10,078 to pay for incorporation costs and operating expenses.  As of April 30, 2018, the amount outstanding was $10,078. The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended April 30, 2018, we incurred approximately $9,162 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended April 30, 2017 and for the reviews of our financial statements for the quarters ended July 31, 2017, October 31, 2017 and January 31, 2018. The fees for April 30, 2018 audit-related, tax, and other services are $0.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

VIVIC CORP.
Dated: June 18, 2018	By: /s/ Yoel Rosario Duran
Yoel Rosario Duran, President and Chief Executive Officer and Chief Financial Officer

18 | Page