Form 10-Q
period 2018-07-31
VIVIC CORP.
filed 2018-08-29
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 27, 2018
Common Stock, $0.001	5,340,000

1 | Page

2 | Page

VIVIC CORP. BALANCE SHEETS
	JULY 31, 2018 (Unaudited)	APRIL 30, 2018 (Audited)
ASSETS
Current Assets
Cash	$ 8,291	$ 14,006
Prepaid expenses	475	200
Total current assets	8,766	14,206
Equipment	4,191	4,704
Total Assets	$ 12,957	$ 18,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 12,016	$ 10,078
Total current liabilities	12,016	10,078
Total Liabilities	12,016	10,078

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,340,000 shares issued and outstanding	5,340	5,340
Additional Paid-In-Capital	24,360	24,360
Accumulated Deficit	(28,759)	(20,868)
Total Stockholders’ equity	941	8,832

Total Liabilities and Stockholders’ equity	$ 12,957	$ 18,910

The accompanying notes are an integral part of these financial statements.

3 | Page

VIVIC CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three months ended July 31, 2018	For the Three months ended July 31, 2017
Revenues	$ -	$ 6,300
Cost of sales	-	3,800
Gross profit	-	2,500
Operating expenses
General and administrative expenses	7,891	4,675
Net income (loss) from operations	(7,891)	(2,175)
Income (Loss) before provision for income taxes	(7,891)	(2,175)

Provision for income taxes	-	-

Net income (loss)	$ (7,891)	$ (2,175)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,340,000	4,500,000

The accompanying notes are an integral part of these financial statements.

4 | Page

VIVIC CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three months ended July 31, 2018	For the Three months ended July 31, 2017
Cash flows from Operating Activities
Net loss	$ (7,891)	$ (2,175)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	513	-
Prepaid expenses	(275)	-
Net cash used in operating activities	(7,653)	(2,175)

Cash flows from Investing Activities
Purchase of fixed assets	-	(1,350)
Net cash used in investing activities	-	(1,350)

Cash flows from Financing Activities
Proceeds of loan from shareholder	1,938	525
Net cash provided by financing activities	1,938	525
Net increase (decrease)in cash and equivalents	(5,715)	(3,000)
Cash and equivalents at beginning of the period	14,006	4,570
Cash and equivalents at end of the period	$ 8,291	$ 1,570
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 16, 2017) to July 31, 2018 of $28,759. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended July 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2018 and for the related periods presented.

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

6 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of July 31, 2018, the Company has not issued any stock-based compensation to its employees.

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

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. For the three month period ended July 31, 2018 depreciation expenses were $513.

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

7 | Page

New Accounting Pronouncements

The Company adopted ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”). The results of applying Topic 606 using the modified retrospective approach were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP.

The Company is deferring adoption for one year as an emerging growth company.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of July 31, 2018, the Company had 5,340,000 shares issued and outstanding.

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

Since February 16, 2017 (Inception) through July 31, 2018, the Company’s sole officer and director loaned the Company $12,016 to pay for incorporation costs and operating expenses.  As of July 31, 2018, the amount outstanding was $12,016. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2018 to August 27, 2018 the date the financial statements were available to be issued and has determined that there are no items to disclose.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We were incorporated on February 16, 2017 in the State of Nevada. We are a start-up company which is in the tourism business. Vivic Corp. is a travel agency that organizes individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours. Services and products provided by our company include custom packages according to the client’s specifications. We develop and offer our own tours in the Dominican Republic as well as third-party suppliers.

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

During three months ended July 31, 2018, we did not generate any revenue as we did not have any customers.

Our net loss for the three months ended July 31, 2018 was $7,891.

During three months ended July 31, 2017, we generated $6,300 in revenue and cost of sales was $3,800. During the three months ended July 31, 2017, we incurred expenses of $4,675.

Our net loss for the three months ended July 31, 2017 was $2,175.

The decrease in revenue for the three months ended July 31, 2018 was because we did not have any customers. The increase in expenses for the three months ended July 31, 2018 was due to increase in accounting expenses, amortization expenses and payments to Transfer Agent.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2018 our total assets were $12,957 compared to $18,910 in total assets at April 30, 2018. As of July 31, 2018, our total liabilities were $12,016 compared to $10,078 in total liabilities at April 30, 2018. The decrease in total assets was due increase in expenses.

Stockholders’ equity decreased from $8,832 as of April 30, 2018 to $941 as of July 31, 2018 due to loss during the three month period ended July 31, 2018.

Cash Flows from Operating Activities

For the three month period ended July 31, 2018, net cash flows used in operating activities was $7,653, consisted of $7,891 loss, depreciation expenses of $513 and increase in prepaid expenses of $275.

For the three month period ended July 31, 2017, net cash flows used in operating activities was $2,175, consisted of $2,175 loss.

Cash Flows from Investing Activities

We have not used any cash in investing activities for the three month period ended July 31, 2018. We used $1,350 in investing activities for the three month period ended July 31, 2017.

Cash Flows from Financing Activities

For the three month period ended July 31, 2018, net cash flows from financing activities was $1,938 consisted of $1,938 from loans from shareholder.

For the three month period ended July 31, 2017, net cash flows from financing activities was $525 consisted of $525 from loans from shareholder.

PLAN OF OPERATIONS AND FUNDING

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended July 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended July 31, 2018.

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

VIVIC CORP.
Dated: August 27, 2018	By: /s/Yoel Rosario Duran
Yoel Rosario Duran, President and Chief Executive Officer and Chief Financial Officer

12 | Page