Form 10-Q
period 2018-10-31
VIVIC CORP.
filed 2018-11-30
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Non-accelerated filer [X]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2018
Common Stock, $0.001	5,340,000

1 | Page

2 | Page

VIVIC CORP. BALANCE SHEETS
	OCTOBER 31, 2018 (Unaudited)	APRIL 30, 2018 (Audited)
ASSETS
Current Assets
Cash	$ 4,822	$ 14,006
Prepaid expenses	399	200
Total current assets	5,221	14,206
Equipment, net of depreciation	3,678	4,704
Total Assets	$ 8,899	$ 18,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 12,103	$ 10,078
Total current liabilities	12,103	10,078
Total Liabilities	12,103	10,078

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,340,000 shares issued and outstanding	5,340	5,340
Additional Paid-In-Capital	24,360	24,360
Accumulated Deficit	(32,904)	(20,868)
Total Stockholders’ equity (deficit)	(3,204)	8,832

Total Liabilities and Stockholders’ equity (deficit)	$ 8,899	$ 18,910

The accompanying notes are an integral part of these financial statements.

3 | Page

VIVIC CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the Three months ended October 31, 2018	For the Three months ended October 31, 2017	For the Six months ended October 31, 2018	For the Six months ended October 31, 2017
Revenues	$ -	$ 5,000	$ -	$ 11,300
Cost of sales	-	2,800	-	6,600
Gross profit	-	2,200	-	4,700
Operating expenses
General and administrative expenses	4,145	6,443	12,036	11,118
Net income (loss) from operations	(4,145)	(4,243)	(12,036)	(6,418)
Income (Loss) before provision for income taxes	(4,145)	(4,243)	(12,036)	(6,418)

Provision for income taxes	-	-	-	-

Net income (loss)	$(4,145)	$ (4,243)	$ (12,036)	$ (6,418)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,340,000	4,553,152	5,340,000	4,526,576

The accompanying notes are an integral part of these financial statements.

4 | Page

VIVIC CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six months ended October 31, 2018	For the Six months ended October 31, 2017
Cash flows from Operating Activities
Net loss	$ (12,036)	$ (6,418)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,026	420
Deferred revenue		5,000
Prepaid expenses	(199)	-
Net cash used in operating activities	(11,209)	(998)

Cash flows from Investing Activities
Purchase of fixed assets	-	(6,150)
Net cash used in investing activities	-	(6,150)

Cash flows from Financing Activities
Proceeds of loan from shareholder	2,025	6,675
Proceeds from issuance of common stock	-	5,250
Net cash provided by financing activities	2,025	11,925
Net increase (decrease)in cash and equivalents	(9,184)	4,777
Cash and equivalents at beginning of the period	14,006	4,570
Cash and equivalents at end of the period	$ 4,822	$ 9,347
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 16, 2017) to October 31, 2018 of $32,904. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the six months ended October 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2018 and for the related periods presented.

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

6 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of October 31, 2018, the Company has not issued any stock-based compensation to its employees.

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

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. As of October 31, 2018, total equipment net of depreciation was $3,678. For the six month period ended October 31, 2018 depreciation expenses were $1,026.

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

7 | Page

New Accounting Pronouncements

The Company plans to adopt ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”). The results of applying Topic 606 using the modified retrospective approach are expected to be insignificant and are not anticipated to have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

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

As of October 31, 2018, the Company had 5,340,000 shares issued and outstanding.

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

Since February 16, 2017 (Inception) through October 31, 2018, the Company’s sole officer and director loaned the Company $12,103 to pay for incorporation costs and operating expenses.  As of October 31, 2018, the amount outstanding was $12,103. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2018 to November 30, 2018 the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

During three months ended October 31, 2018, we did not generate any revenue as we did not have any customers.

Our net loss for the three months ended October 31, 2018 was $4,145.

During three months ended October 31, 2017, we generated $5,000 in revenue and cost of sales was $2,800. During the three months ended October 31, 2017, we incurred expenses of $6,443.

Our net loss for the three months ended October 31, 2017 was $4,243.

The decrease in revenue for the three months ended October 31, 2018 was because we did not have any customers. The decrease in expenses for the three months ended October 31, 2018 was due to decrease in general and administrative expenses.

During six months ended October 31, 2018, we did not generate any revenue as we did not have any customers.

Our net loss for the six months ended October 31, 2018 was $12,036.

During six months ended October 31, 2017, we generated $11,300 in revenue and cost of sales was $6,600. During the six months ended October 31, 2017, we incurred expenses of $11,118.

Our net loss for the six months ended October 31, 2017 was $6,418.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2018 our total assets were $8,899 compared to $18,910 in total assets at April 30, 2018. As of October 31, 2018, our total liabilities were $12,103 compared to $10,078 in total liabilities at April 30, 2018. The decrease in total assets was due increase in expenses.

Stockholders’ equity decreased from $8,832 as of April 30, 2018 to deficit of $3,204 as of October 31, 2018 due to loss during the six month period ended October 31, 2018.

Cash Flows from Operating Activities

For the six month period ended October 31, 2018, net cash flows used in operating activities was $11,209, consisted of $12,036 loss, depreciation expenses of $1,026 and increase in prepaid expenses of $199.

For the six month period ended October 31, 2017, net cash flows used in operating activities was $998, consisted of $6,418 loss, depreciation expenses of $420 and deferred revenue of $5,000.

Cash Flows from Investing Activities

We have not used any cash in investing activities for the six-month period ended October 31, 2018. We used $6,150 in investing activities for the six-month period ended October 31, 2017.

Cash Flows from Financing Activities

For the six-month period ended October 31, 2018, net cash flows from financing activities was $2,025 consisted of $2,025 from loans from shareholder.

For the six-month period ended October 31, 2017, net cash flows from financing activities was $11,925 consisted of $6,675 from loans from shareholder and $5,250 from issuance of common stock.

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

9 | Page

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

10 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended October 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended October 31, 2018.

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

VIVIC CORP.
Dated: November 30, 2018	By: /s/Yoel Rosario Duran
Yoel Rosario Duran, President and Chief Executive Officer and Chief Financial Officer

11 | Page