Form 10-Q
period 2019-01-31
VIVIC CORP.
filed 2019-03-26
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

189 E Warm Spring Rd., PMB#B450

Las Vegas, NV 89119

Tel: 702-899-0818

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

Non-accelerated filer [ X ]

Accelerated filer [   ]

Smaller reporting company [ X ]

Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 22, 2019
Common Stock, Face value $0.001 per share	5,340,000 shares

ITEM 1	Financial Statements (Unaudited)
ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
ITEM 3	Quantitative And Qualitative Disclosures About Market Risk
ITEM 4	Controls And Procedures
PART II OTHER INFORMATION
ITEM 1	Legal Proceedings
ITEM 2	Unregistered Sales Of Equity Securities And Use Of Proceeds
ITEM 3	Defaults Upon Senior Securities
ITEM 4	Mine Safety Disclosures
ITEM 5	Other Information
ITEM 6	Exhibits
Signatures

ITEM 1. FINANCIAL STATEMENTS

Vivic Corp.

Balance Sheets

At Jan 31, 2019

ASSETS	January 31, 2019 (Unaudited)	April 30, 2018 (Audited)
Current
Cash	$ 0	$ 14,006
Prepaid expenses	0	200
Total current assets	0	14,206
Equipment	0	4,704
Total Assets	$ 0	$ 18,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 0	$ 10,078
Accounts Payable	4,500
Expense Payable	7,655
Total Current liabilities	12,155	10,078
Total Liabilities	12,155	10,078
Stockholder’s Equity
Common Stock (See Note 4)	5,340	5,340
Additional Paid-In Capital	27,963	24,360
Accumulated Deficit	(45,458)	(20,868)
Total stockholder’s equity	(12,155)	8,832

Total Liabilities and stockholder’s equity	$ 0	$ 18,910

The accompanying notes are an integral part of these financial statements.

Vivic Corp.

Statements of Operations

(Unaudited)

	For the Three months ended January 31, 2019	For the Three months ended January 31, 2018	For the Nine months ended January 31, 2019	For the Nine months ended January 31, 2018
Revenues	$ -	$ 5,000	$ -	$ 16,300

Cost of sales	-	2,665	-	9,265
Gross profit	-	2,335	-	7,035
Operating expenses
General and administrative expenses	12,554	(588)	24,590	10,531
Net income (Loss) from operations	(12,554)	2,923	(24,590)	(3,496)
Income (Loss) before provision for income taxes	(12,554)	2,923	(24,590)	(3,496)

Provision for income taxes	0	-	0	-

Net income (loss)	$ (12,554)	$ 2,923	$ (24,590)	$ (3,496)

Income (loss) per common share: Basic and Diluted	( $ 0)	$ 0	($ 0)	($ 0)
)
Weighted Average Number of Common Shares Issued Basic and Diluted	5,340,000	4,876,032	5,340,000	4,643,061

The accompanying notes are an integral part of these financial statements.

Vivic Corp

Statements of Cash Flows

	For the	For the
	Nine months ended	Nine months ended
	31-Jan-19	31-Jan-18
	(Unaudited)	(Unaudited)
Cash flows from Operating Activities
Net loss	$ (24,590)	$ (3,496)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & Amortization	1,026	933
Decrease in prepaid expenses	200	-
Increase in A/P;E/P;Other Liabilities	12,155	-
Net cash used in operating activities	(11,209)	(2,563)

Cash flows from Investing Activities
Purchase of fixed assets	$ 0	$ (6,150)
Net cash used in investing activities	$ 0	$ (6,150)

Cash flows from Financing Activities
Proceeds of loan from shareholder	2,025	6,938
Payments on loan from shareholder	(4,822)	-
Proceeds from issuance of common stock	0	25,200
Net cash provided in financing activities	(2,797)	32,138
Net increase (decrease)in cash and equivalents	(14,006)	23,425
Cash and equivalents at beginning of the period	14,006	4,570
Cash and equivalents at end of the period	$ 0	$ 27,995
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Noncash: Exchange of property & equipment for settlement of debt	$3,678	$ -

The accompanying notes are an integral part of these financial statements.

Vivic Corp.
Statement of Stockholders' Equity
For the period from April 30, 2017 to Jan 31, 2019 (Unaudited)

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated	Total

Balance at of April 30, 2017	4,500,000	$ 4,500	$ -	$ (1,958)	$ 2,542

Shares issued at $0.03	840,000	840	24,360	0	25,200
Net Loss				(18,910)	(18,910)
Balance at of April 30, 2018	5,340,000	$ 5,340	$ 24,360	$ (20,868)	$ 8,832
Gain on settlement of debt			3,603		3,603
Net Income (loss)	-	-		(24,590)	(24,590)
Balance as of January 31, 2019	5,340,000	$ 5,340	$ 27,963	$ (45,458)	$ (12,155)

VIVIC CORP.

Notes to Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

VIVIC CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017.  Vivic Corp. is in the tourism business. Starting December 27, 2018, the Company expanded its main business operations to the research and development of yacht manufacturing, tourism, pier, real estate operations and the application of new energy saving technologies.

The Company has adopted an April 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of January 31, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 16, 2017) to January 31, 2019 of $45,458. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended January 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, stockholders’ equity, and cash flows at January 31, 2019 and for the related periods presented.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of January 31, 2019, the Company has not issued any stock-based compensation to its employees.

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

New Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

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

As of January 31, 2019, the Company had 5,340,000 shares issued and outstanding.

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

In December 2018, all the loans and due owned to the former officer has been paid off or forgiven.

The company paid $4,500 consulting fee to Honetech Inc., our controlling shareholder during the three months ended January 31, 2019.  As of January 31, 2019, the $4,500 has been included in Accounts Payable.

NOTE 6-CHANGE OF CONTROL AND EXPANSION OF BUSINSS PLAN

On December 27, 2018, Honetech Inc, a Samoa company, consummates the purchase of 2,499,800 shares of common stock of  the Company from Yoel Rosario Duran for the price of $189,984.80 and 1,999,800 shares of common stock of the Company from Dmitriy Perfilyev  for the price of $151,984.80 pursuant to the share purchase agreements entered on December 21, 2018. Upon the consummation of these transactions, Honetech Inc became the controlling shareholder of the Company. Honetech Inc used its company working capital  to purchase these shares.

In connection with this share purchase transaction, on December 21, 2018, the following new members have been appointed to the board of directors and principal offices of the Company:

Wen-Chi Huang became Chairman of the Board and a Board Director.

Huilan Chen became Secretary of the Board, a Board Director and the Controller of the Company.

Cheng-Hsing Hsu became a Board Director and the Chief Financial Officer of the Company.

Yun-Kuang Kung became the Chief Executive Office of the Company.

Kuen-Horng Tsai became the Supervisor of the Board of Directors and a Board Director.

Kun-Teng Liao became a Board Director.

Effective on December 21, 2018, Yoel Rosario Duran resigned from all positions he held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director, effective immediately.  Dmitriy Perfilyev resigned as the Secretary of the Company, effective immediately.

Starting December 27, 2018, the Company expands its main business operations to the research and development of yacht manufacturing, tourism, pier, real estate operations and the application of new energy saving technologies. There will be two main sections in the company's business:

(1)In mainland China and Taiwan, we will carry out the development, sales and operation of new energy electric yachts and traditional power yachts, covering the entire yacht industry chain. Through the Internet platform, we will provide our own proprietary and  third-party yacht tourism products, covering the best coastal tourism attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

(2)For the global energy market, we develop a series of oil and gas energy-saving products with new energy-saving technologies. This cross-century energy-saving solution can be applied in various scenarios with oil and natural gas as energy sources. Experiments have shown that achieving energy efficiency of up to 50% in the field of large boiler energy saving has a huge market prospect. This energy-saving innovative technology will also be applied to new energy-saving ships and traditional boat reconstruction equipment to save energy. This innovative technology will bring new changes to the yachting industry and “promote a low carbon journey for tourists” to protect the global environment.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2019 to March 25, 2019 the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

General

We were incorporated on February 16, 2017 in the State of Nevada. We are a start-up company which is in the tourism business. Vivic Corp. is a travel agency that organizes individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours. Services and products provided by our company will include custom packages according to the client’s specifications. We develop and offer our own tours in the Dominican Republic as well as third-party suppliers. Starting December 27, 2018, the Company expands its main business operations to the research and development of yacht manufacturing, tourism, pier, real estate operations and the application of new energy saving technologies. There will be two main sections in the company's business:

(1)In mainland China and Taiwan, we will carry out the development, sales and operation of new energy electric yachts and traditional power yachts, covering the entire yacht industry chain. Through the Internet platform, we will provide our own proprietary and  third-party yacht tourism products, covering the best coastal tourism attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

(2)For the global energy market, we develop a series of oil and gas energy-saving products with new energy-saving technologies. This cross-century energy-saving solution can be applied in various scenarios with oil and natural gas as energy sources. Experiments have shown that achieving energy efficiency of up to 50% in the field of large boiler energy saving has a huge market prospect. This energy-saving innovative technology will also be applied to new energy-saving ships and traditional boat reconstruction equipment to save energy. This innovative technology will bring new changes to the yachting industry and “promote a low carbon journey for tourists” to protect the global environment.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Compared with the same period last year, the revenue has decreased and net loss has increased due to change of management and operation.

During three months ended January 31, 2019, we generated $0 in revenue and cost of sales was $0. During three months ended January 31, 2018, the revenue was $5,000 and the cost of sales was $2,655. Our net income(loss) for the three months ended January 31, 2019 was $(12,554).

During nine months ended January 31, 2019, we generated $0 in revenue and cost of sales was $0. During nine months ended January 31, 2018, the revenue was $16,300 and the cost of sales was $9,265.  During the nine months ended January 31, 2019, we incurred expenses of $24,590.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2019 our total assets were $0 compared to $18,910 in total assets at April 30, 2018. As of January 31, 2019, our total liabilities were $12,155 compared to $10,078 in total liabilities at April 30, 2018. The accumulated loss has reached $45,458.

Cash Flows from Operating Activities

For the nine month period ended January 31, 2019, net cash flows used in operating activities was $(11,209) compared to the same period in last year was $(2,563).  It was basically because the increase of net loss.

Cash Flows from Investing Activities

No property or equipment were purchased in this year, therefore, the investing of equipment was 0.

Cash Flows from Financing Activities

For the nine month period ended January 31, 2018, there was a proceeding of loan from shareholder of $6,938 and issuance of common stock for $25,200.  For the nine months period ended January 31, 2019, there is no common stock issuance this year and $4,822 had paid to long term shareholder loan.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, and therefore has no significant impact on the company’s financial report nor internal control. Under the new ownership and management, accounting officer will provide monthly, quarterly, semi-annually, annually financial statements to our shareholders, CPA, and corporate management to ensure accurate financial activities recorded.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold since May 1, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended January 31, 2019.

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

Dated: March 25, 2019

VIVIC CORP.

/s/ Yun-Kuang Kung

___________________

By: Yun-Kuang Kung

Chief Executive Officer

/s/ Cheng-Hsing Hsu

___________________

By: Cheng-Hsing Hsu

Chief Financial Officer