Form 10-Q/A
period 2019-01-31
VIVIC CORP.
filed 2019-03-28
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 AMENDMENT NO.1 TO FORM 10-Q

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

Explanatory Note:

This Amendment No.1 to Form 10-Q for the quarter ended January 31, 2019 is to provide the Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

Dated: March 27, 2019

VIVIC CORP.

/s/ Yun-Kuang Kung

___________________

By: Yun-Kuang Kung

Chief Executive Officer

/s/ Cheng-Hsing Hsu

___________________

By: Cheng-Hsing Hsu

Chief Financial Officer