Form 10-K
period 2019-04-30
VIVIC CORP.
filed 2019-08-12
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30,  2019

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 0 shares issued and outstanding as of April 30, 2019 and 2018, respectively. 832,000 shares issued and outstanding as of August 1, 2019.

Common stock, $0.001 par value; 70,000,000 shares authorized; 29,346,000 and 5,340,000 shares issued and outstanding as of April 30, 2019 and 2018, respectively. 29,346,000 shares issued and outstanding as of August 1, 2019.

The aggregate number of shares of Common Stock held by non-affiliates of the Registrant on August 9, 2019 are 6,125,500 shares.

Table Of Contents

Part I
Item 1	Description Of Business
Item 1a	Risk Factors
Item 1b	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission Of Matters To A Vote Of Security Holders
Part II
Item 5	Market For Common Equity And Related Stockholder Matters
Item 6	Selected Financial Data
Item 7	Management's Discussion And Analysis Or Results Of Operations
Item 7a	Quantitative And Qualitative Disclosures About Market Risk
Item 8	Financial Statements And Supplementary Data
Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Item 9a	Controls And Procedures
Item 9b	Other Information
Part III
Item 10	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act
Item 11	Executive Compensation
Item 12	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Item 13	Certain Relationships, Related Transactions And Director Independence
Item 14	Principal Accountant Fees And Services
Part IV
Item 15	Exhibits And Financial Statement Schedules

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

DESCRIPTION OF BUSINESS

We were incorporated on February 16, 2017 in the State of Nevada. We were initially a travel agency that organizes individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours. Starting December 27, 2018, associated with the change of management, we expand our business operations to the research and development of yacht manufacturing, tourism, pier, real estate operations and the application of new energy saving technologies.

In 2018, we made a detailed market research of Asia and decided to expand our Marine tourism business in Taiwan, China and Southeast Asia, where Marine tourism is booming.

By means of yacht sharing, we have increased the number of yachts that can be rented to provide services for more customers, who can use yachts for island jumping, boarding, diving and fishing.

We have developed an Internet ON-LINE platform that allows us to do business globally. The platform connects customers and businesses around the world, and customers can book travel services in the regions where we do business through the APP. There will be two main sections in our business:

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

In the field of yacht manufacturing, the company has developed a series of new energy saving yacht for environmental protection, which can be used in waters with strict environmental protection requirements,. In the field of marine tourism, the number of yachts that can be rented has been increased through yacht sharing program system, which can provide services for more customers. In the field of yacht real estate, we are actively developing wharfs. Two wharf projects have reached development intentions with the local government, with a total berth of more than 600.The application of new energy-saving technology has begun trial operation, and market work will be carried out in an all-round way after achieving ideal results.

All our new services and products can be customized according to customer requirements.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 0 shares issued and outstanding as of April 30, 2019 and 2018, respectively. 832,000 shares issued and outstanding as of August 1, 2019.

Common stock, $0.001 par value; 70,000,000 shares authorized; 29,346,000 and 5,340,000 shares issued and outstanding as of April 30, 2019 and 2018, respectively. 29,346,000 shares issued and outstanding as of August 1, 2019.

Our common stock is quoted on the OTCQB market under the symbol VIVC.

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

Our net income for the fiscal year ended April 30, 2019 was $26,113 compared to a net loss of $18,910 during the fiscal year ended April 30, 2018. The increase of net income is due to the increase of our revenue.

During the fiscal year ended April 30, 2019, we incurred general and administrative expenses of $66,921 compared to $25,945 incurred during the year ended April 30, 2018.  Increase in general and administrative expenses was because the company has expanded its operations. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2019 our total assets were $181,519 compared to $18,910 in total assets at April 30, 2018. As of April 30, 2019, our total liabilities were $118,133 compared to $10,078 in total liabilities at April 30, 2018.

Stockholders’ equity increased from $8,832 as of April 30, 2018 to $63,386 as of April 30, 2019.

Cash Flows from Operating Activities

We have generated cash flows from operating activities. For the year ended April 30, 2019, net cash flows generated in operating activities was $34,535 compared to the $17,464 in net cash flows used in operating activities for the year ended April 30, 2018

Cash Flows from Investing Activities

We did not use any cash in investing activities for the year ended April 30, 2019.

Cash Flows from Financing Activities

We received net cash of $121,978 from financing activities, primarily from existing shareholders in the year ended April 30, 2019 compared to net cash flows from financing activities of $33,050 received from proceeds from issuance of common stock and loan from shareholder in the year ended April 30, 2018. For the period from inception (February 16, 2017) to April 30, 2017, net cash flows from financing activities was $6,728 received from proceeds from issuance of common stock and loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-

term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2019 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIVIC CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm – HKCM CPA & Co.

Report of Independent Registered Public Accounting Firm – Fruci & Associates II, PLLC

Balance Sheets as of April 30, 2019 and 2018

Statements of Operations for the Years ended April 30, 2019 and 2018

Statements of Cash Flows for the Years ended April 30, 2019 and 2018

Statement of Changes in Shareholders’ Equity for the Years ended April 30, 2019 and 2018

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vivic Corp. (the “Company”) as of April 30, 2019, the related statements of operations, cash flows and changes in shareholders’ equity for the year ended April 30, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a recurring source of revenue to sufficiently cover its operating costs that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HKCM CPA & Co.

Certified Public Accountants

We have served as the Company's auditor since 2019.

Hong Kong, China

August 12, 2019

VIVIC CORP.

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of April 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$170,519	$14,006
Prepayments	11,000	200

Total current assets	181,519	14,206

Non-current assets:
Property, plant and equipment, net	-	4,704

TOTAL ASSETS	$181,519	$18,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payable	$11,255	$-
Amounts from related parties	99,937	10,078
Income tax payable	6,941	-

Total current liabilities	118,133	10,078

TOTAL LIABILITIES	118,133	10,078

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 0 shares issued and outstanding as of April 30, 2019 and 2018, respectively	832	-
Common stock, $0.001 par value; 70,000,000 shares authorized; 29,346,000 and 5,340,000 shares issued and outstanding as of April 30, 2019 and 2018, respectively	29,346	5,340
Additional paid-in capital	27,963	24,360
Retained earnings (accumulated losses)	5,245	(20,868)

Total shareholders’ equity	63,386	8,832

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$181,519	$18,910

See accompanying notes are an integral part of the financial statements.

VIVIC CORP.

STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended April 30,
	2019	2018

Revenues, net	$99,975	$16,300

Cost of revenue	-	9,265

Gross profit	99,975	7,035

Operating expenses
General and administrative	66,921	25,945

Total operating expenses	66,921	25,945

Income (loss) from operation	33,054	(18,910)

Income (loss) before income taxes	33,054	(18,910)

Income tax expense	(6,941)	-

NET INCOME (LOSS)	26,113	(18,910)

Net income (loss) per share – Basic and Diluted	$0.00	(0.00)

Weighted average common shares outstanding
– Basic and Diluted	7,378,866	4,813,000

See accompanying notes are an integral part of the financial statements.

VIVIC CORP.

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$26,113	$(18,910)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	1,026	1,446

Change in operating assets and liabilities:
Prepayments	(10,800)	-
Accrued liabilities and other payable	11,255	-
Income tax payable	6,941	-
Net cash operating provided by (used in) operating activities	34,535	(17,464)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(6,150)
Net cash used in investing activities	-	(6,150)

Cash flows from financing activities:
Advances from a shareholder	99,937	-
Proceeds of loan from a former shareholder	2,025	7,850
Repayment on loan from shareholder	(4,822)	-
Proceeds from issuance of common and preferred stocks	24,838	25,200
Net cash provided by financing activities	121,978	33,050

NET CHANGE IN CASH AND CASH EQUIVALENTS	156,513	9,436

BEGINNING OF YEAR	14,006	4,570

END OF YEAR	$170,519	$14,006

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH FINANCING TRANSACTIONS
Exchange of property, plant and equipment for settlement of debt	$3,678	$-

Gain on settlement of debt	$3,603	$-

See accompanying notes are an integral part of the financial statements.

VIVC CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Retained earnings (accumulated losses)	Total shareholders’ equity

Balance as of May 1, 2017	-	$-	4,500,000	$4,500	$-	$(1,958)	$2,542

Shares issued for $25,200	-	-	840,000	840	24,360	-	25,200

Net loss for the year	-	-	-	-	-	(18,910)	(18,910)

Balance as of April 30, 2018	-	$-	5,340,000	$5,340	$24,360	$(20,868)	$8,832

Shares issued for $24,838	832,000	832	24,006,000	24,006	-	-	24,838

Gain on settlement of debt	-	-	-	-	3,603	-	3,603

Net income for the year	-	-	-	-	-	26,113	26,113
Balance as of April 30, 2019	832,000	$832	29,346,000	$29,346	$27,963	$5,245	$63,386

See accompanying notes are an integral part of the financial statements.

VIVIC CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－1ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the "Company" or “VIVC”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017. VIVIC CORP. is in the tourism business. Starting from December 27, 2018, the Company expanded its main business operations to the research and development of yacht manufacturing, tourism, pier, real estate operations and the application of new energy saving technologies.

In the field of yacht manufacturing, the Company has developed a series of new energy saving yacht for environmental protection, which can be used in waters with strict environmental protection requirements. In the field of marine tourism, the number of yachts that can be rented has been increased through yacht sharing program system, which can provide services for more customers.  In the field of yacht real estate, we are actively developing wharfs. Two wharf projects have reached development intentions with the local government, with a total berth of more than 600.  The application of new energy-saving technology has begun trial operation, and market work will be carried out in an all-round way after achieving ideal results.

The Company has adopted an April 30 fiscal year end.

NOTE－2GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended April 30, 2019, the Company has not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business and expansion plans. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE－3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

•Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Buggy and computer equipment	3 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•Revenue recognition

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

The Company recognized revenue in the amount of $99,975 for consulting service for the year ended April 30, 2019.

•Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended April 30, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of April 30, 2019 and 2018, the Company did not have any significant unrecognized uncertain tax positions.

•Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•Stock-based compensation

As of April 30, 2019 and 2018, the Company has not issued any stock-based compensation to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

•Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and trust accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

•Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding finance lease): cash and cash equivalents, accounts receivable, amount due to a related party, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●

Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●

Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financial statements properly reflect the change.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. As an Emerging Growth Company (we expect our Emerging Growth Company status to expire on March 31, 2020), the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies. The Company will adopt this standard on April 1, 2019. Management is currently evaluating the impact of adoption of this ASU on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies. The Company will adopt this standard on April 1, 2020. Management is currently evaluating the impact of adoption of this ASU on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting , or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company will adopt ASU 2018-07 prospectively as of April 1, 2019. The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s financial position, results of operations or related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods. Management is currently evaluating the impact that this guidance will have on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE－4PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of April 30,
	2019	2018

Buggy and computer equipment, at cost	$-	$6,150
Less: accumulated depreciation	-	(1,446)
	$-	$4,704

Depreciation expense for the years ended April 30, 2019 and 2018 were $1,026 and $1,446, as part of cost of revenue, respectively.

During the year ended April 30, 2019, all the loans and due owned to the shareholder has been paid off or forgiven by exchange of buggy and computer equipment.

NOTE－5AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by one of its shareholders Honetech Inc., which were unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

NOTE－6INCOME TAXES

VIVC is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended April 30, 2019 and 2018 are as follows:

	Years ended April 30,
	2019	2018

Income before income taxes	$33,054	$(18,910)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	6,941	(3,971)
Tax effect of non-deductible items	-	(411)
Tax effect of allowance	-	4,382
Income tax expense	$6,941	$-

NOTE－7STOCKHOLDERS’ DEFICIT

The Company’s authorized share are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

For the year ended April 30, 2018, the Company issued 840,000 shares of its common stock at $0.03 per share for total proceeds of $25,200.

For the year ended April 30, 2019, the Company issued 832,000 shares of its preferred stock at $0.001 per share and 24,006,000 shares of its common stock at $0.001 for total proceeds of $24,838.

As of April 30, 2019 and 2018, the Company had a total of 832,000 and 0 shares of its preferred stock issued and outstanding, respectively.

As of April 30, 2019 and 2018, the Company had a total of 29,346,000 and 5,340,000 shares of its common stock issued and outstanding, respectively.

NOTE－8NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended April 30, 2019 and 2018:

	Years ended April 30,
	2019	2018

Net income (loss) attributable to common shareholders	$26,113	$(18,910)

Weighted average common shares outstanding – Basic and diluted	7,378,866	4,813,000

Net (loss) income per share – Basic and diluted	$0.00	$(0.00)

NOTE－9RELATED PARTY TRANSACTIONS

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

In December 2018, all the loans and due owned to the shareholder has been paid off or forgiven by exchange of buggy and computer equipment.

The Company paid $13,500 consulting fee to Honetech Inc., its controlling shareholder during the year ended April 30, 2019.

Also, the Company received $99,975 consultancy service income from one of its shareholders during the year ended April 30, 2019.

The Company has been provided office space by its majority shareholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE－10COMMITMENTS AND CONTINGENCIES

(a)Operating lease commitments

As of April 30, 2019, the Company has no material commitments under operating leases.

(b)Capital commitment

As of April 30, 2019, the Company has no material capital commitments in the next twelve months.

NOTE－11SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2019, up through August 9, 2019 the Company issued the financial statements.

On June 25, 2019, the Company formed Vivic Corporation (Hong Kong) Co., Ltd (“Vivic HK”), a wholly owned subsidiary company in Hong Kong.

On July 11, 2019, the Company formed a wholly owned branch company in Taiwan (“VIVIC Taiwan Branch”) at 19 Jianping Third Street, Tainan City. VIVIC Taiwan Branch will be responsible for the research, development and application of energy-saving technologies, and the research and development of the manufacturing of electric ships.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2019  (the "Termination Date"), the Board of Directors of Vivic Corp (the "Registrant") terminated the engagement of Fruci & Associates II, PLLC as its independent registered public accounting firm.

The reports of Fruci & Associates II, PLLC on the Company’s financial statements for the years ended April 30, 2017 and 2018 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The reports did include an explanatory paragraph about the uncertainty of the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years and the subsequent interim periods through to the Termination Date, there were no disagreements (as defined in Item 304 of Regulation S-K) with Fruci & Associates II, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Fruci & Associates II, PLLC, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Registrant's most recent fiscal year and the subsequent interim periods through to the Termination Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On May 22, 2019, Vivic Corp (“Company”) engaged HKCM CPA & Co. (“HKCM”) as its principal accountant to audit the Company's financial statements.  During the years ended April 30, 2019 and 2018  and through May 22, 2019, neither the Company nor anyone on its behalf consulted HKCM regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that  due to lack of segregation of duties and written control policies our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Wen-Chi Huang, Chairman of the Board and Board Director, 45 years’ old, is a resident of Taiwan. He received his Bachelor degree and PhD of Physics from National Cheng-Kung University, Taiwan. He conducted Postdoctoral Research at Department of Materials, National Cheng-Kung University, Taiwan. He won the first place of United Nations Industrial Development Organization Blue Sky Award, the award of Top Ten Outstanding

Young Persons in Taiwan, the distinguished scholar of the recruitment program of global experts in Zhejiang Province, China. He was the General Manager of Zhejiang Cangnan Instrument Group, New Energy Division.  He was the consultant of Guangri Group a Chinese company listed on Shanghai A stock market.  He is the Honorary President of the Macao Photovoltaic New Energy Society. He is the distinguished researcher at Zhejiang University, China,  the entrepreneurial mentor at National Chung Hsing University, Taiwan, and the entrepreneurial mentor of Youth Entrepreneurship Service, Fujian Province, China. He is the Chief Executive Officer of Taiwanese Business Association.

Cheng Lung Sung , Secretary, Mr. Cheng Lung Sung, age 51, earned his bachelor degree in Business Administration of International Trade from Feng-Chia University, Taichung, Taiwan, and his MBA degree from City University of Seattle, Washing, US. He worked in the sales division of Chi Mei Electronics Co., Tainan, Taiwan from October 1998 to October 2008. He was the Procurement Manager of Jemitek Electronic Co. in Taipei, Taiwan from December 2008 to August 2012. He was the general managet of Efuton Co, Taipei from 2012 to 2018.

Kuen-Horng Tsai, Supervisor of the Board of Directors and Board Director, 52 years’ old, is a resident of Taiwan. He received Master of Biomedical Engineering from National Cheng Kung University, Taiwan, in 1991 and received PhD in Biomedical Engineering from National Cheng Kung University, Taiwan, in 1997. From January 2002 to July 2005, he was an Associate Professor at Department of Management and Information Technology of Southern Taiwan University of Science and Technology. From August 2005 to January 2008, he was the Associate Professor at the Institute of Mechatronic System Engineering, National University of Tainan, Taiwan. From August 2005 to July 2015, he was the Director of Innovation Incubation Center of National University of Tainan, Taiwan. He was a project reviewer of Taiwan’s National Science Council from August 1998 to present. From January 2008 to present, he is the Professor at the Institute of Mechatronic System Engineering ,National University of Tainan, Taiwan.

Yun-Kuang Kung, Chief Executive Officer, 51 years’ old, is a resident of Taiwan. He received his MBA degree from Cleveland State University. From May 1996 to September 2016, he was the Mainland Marketing Director for Kha Shing Enterprise Co., Ltd (Taiwan). From September 2016 to present, he was the chairman of Guangzhou Montefino Yachts Co., Ltd.  (China).

Cheng-Hsing Hsu , Board Director and Chief Financial Officer, 51 years’ old, is a resident of Taiwan. He received Bachelor of Accounting from Fengjia University, Taiwan and EMBA from  Chengjung University, Taiwan. From May 1993 to February 2000, he was the Manager of Accounting Department of Great Wall Enterprise Co., Ltd, Taiwan. From February 2000 to February 2001, he was the manager of Finance Department of Catcher Technology Company, Taiwan.  From March 2001 to March, 2003, he was the Associate General Manager of Dachan Foods(Asia)Company, Hong Kong. From April 2003 to December 2018, he was the CFO of Nam Liong Group General Management Office. From June 2010 to December 2018, he was the Supervisor at Prolink Microsystems Corp., Taiwan. From May 2013 to December 2018, he was the Supervisor of TIONG LIONG Corporation.

Kun-Teng Liao, Board Director, 50 years’ old, is a resident of Taiwan.  He received a MBA degree from Seton Hall University, New Jersey, US, in 2013. From 2006 to 2016, he was the chairman of EcallBuy Trading Company Limited.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

After the change of management in December 2018, we have not paid any compensation to our officers and directors.

CHANGE OF CONTROL

On December 21, 2018, Yoel Rosario Duran resigned from all positions he held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director, effective immediately.  Dmitriy Perfilyev resigned as the Secretary of the Company, effective immediately. Wen-Chi Huang became Chairman of the Board and a Board Director. Huilan Chen became Secretary of the Board, a Board Director and the Controller of the Company, who resigned in July 2019. Cheng-Hsing Hsu became a Board Director and the Chief Financial Officer of the Company. Yun-Kuang Kung became the Chief Executive Office of the Company.

Kuen-Horng Tsai became the Supervisor of the Board of Directors and a Board Director. Kun-Teng Liao became a Board Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of  August 1, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name	Address	Number of Shares	Percentage (1)
Cheng-Lung Soong	10F., No. 59, Ln. 112, Jihu Rd. Zhongshan Dist. Taipei City, 104, Taiwan	1,455,000	4.96%
Cheng-Hsing Hsu	No., 19, Jian Ping 3, An Ping, Tainan	324,000	1.10%
Kun-Teng Liao	No.,15 Chen Ling Road No., 66, Lane 133, Dong-Feng Road, Zhang Hua City Taiwan	686,048	2.34%
Yun-Kuang Kung	No., 7 Aly 1Ln 143 Sec., 2 Lin'an Rd., North Taiwan ROC	24,000	0.08%
Wen-Chi Huang	4F., No., 66 Taihe Central St., Kinmen County Changhua City, 89141 Taiwan	6,324,000	4.96%
All directors and executive officers as a group		8,813,048	30.03%
Everest Capital Corporation	No. 85-1, Sec. 2, Guanxin Rd. Guanmiao District Tainan, Taiwan	3,839,200	13.08%
Honetech Inc.	1F. NO. 196, Fushou St. No. 217, Sec. 2, Taihu Rd., Jinhu Township New Taipei City Taiwan	5,898,952	20.10%
Wen-Chi Huang	4F., No., 66 Taihe Central St. Kinmen County Changhua City, 89141 Taiwan	6,324,000	21.55%
Purple Peaks Development (Hong Kong) Limited	Unit07-08, 9/F Metro Centre 1, 32 Lam Hing St Kowloon Bay Kowloon, Hong Kong	2,200,000	7.50%
Kuen-Horng Tsai	52Republic of China Tainan City, Taiwan	1,784,000	6.08%
5% and above shareholder as a group		20,046,152	68.31%

(1) The percentages below are based on 29,346,000 shares of our common stock issued and outstanding as of August 1, 2019

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company paid $13,500 consulting fee to Honetech Inc., its controlling shareholder during the year ended April 30, 2019.

Also, the Company received $99,975 consultancy service income from one of its shareholders during the year ended April 30, 2019.

The Company has been provided office space by its majority shareholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended April 30, 2019, we incurred approximately $[x] in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended April 30, 2018 and for the reviews of our financial statements for the quarters ended July 31, 2018, October 31, 2018 and January 31, 2019. The fees for April 30, 2018 audit-related, tax, and other services are $9,162.

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

VIVIC CORP.

/s/ Yun-Kuang Kung

___________________

By: Yun-Kuang Kung

Chief Executive Officer

August 12, 2019