Form 10-Q
period 2019-07-31
VIVIC CORP.
filed 2019-09-16
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 1, 2019
Preferred stock, Face value $0.001 per share	832,000 shares
Common Stock, Face value $0.001 per share	29,346,000 shares

Table of Contents

ITEM 1	Financial Statements (Unaudited)
ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
ITEM 3	Quantitative And Qualitative Disclosures About Market Risk
ITEM 4	Controls And Procedures
PART II OTHER INFORMATION
ITEM 1	Legal Proceedings
ITEM 2	Unregistered Sales Of Equity Securities And Use Of Proceeds
ITEM 3	Defaults Upon Senior Securities
ITEM 4	Mine Safety Disclosures
ITEM 5	Other Information
ITEM 6	Exhibits
Signatures

ITEM 1. FINANCIAL STATEMENTS

VIVIC INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

VIVIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2019 AND APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2019	April 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$374,873	$170,519
Prepayments	8,000	11,000
Amount due from a director	48,554	-
Amount due from a shareholder	99,000	-

Total current assets	530,427	181,519

TOTAL ASSETS	$530,427	$181,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payable	$15,570	$11,255
Amounts due to related parties	208,582	99,937
Income tax payable	57,123	6,941

Total current liabilities	281,275	118,133

TOTAL LIABILITIES	281,275	118,133

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of July 31, 2019 and April 30, 2019	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 29,346,000 and 29,346,000 shares issued and outstanding as of July 31, 2019 and April 30, 2019	29,346	29,346
Additional paid-in capital	27,963	27,963
Retained earnings	191,011	5,245

Total stockholders’ equity	249,152	63,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$530,427	$181,519

See accompanying notes to condensed consolidated financial statements.

VIVIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,
	2019	2018

REVENUE	$259,000	$-

Cost of revenue	-	-

Gross profit	259,000	-

OPERATING EXPENSES:
General and administrative	23,054	7,891
Total operating expenses	23,054	7,891

INCOME (LOSS) FROM OPERATIONS	235,946	(7,891)

Other income:
Interest income	2	-
Total other income	2	-

INCOME (LOSS) BEFORE INCOME TAXES	235,948	(7,891)

Income tax expense	(50,182)	-

NET INCOME (LOSS)	$185,766	$(7,891)

Net income (loss) per share:
– Basic and Diluted	$0.01	$(0.00)

Weighted average common shares outstanding:
– Basic and Diluted	29,346,000	5,340,000

See accompanying notes to condensed consolidated financial statements.

VIVIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended July 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$185,766	$(7,891)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	-	513
Income tax expense	50,182	-
Change in operating assets and liabilities:
Amount due from a shareholder	(99,000)	-
Prepayments	3,000	(275)
Accrued liabilities and other payables	4,315	-

Net cash generated from (used in) operating activities	144,263	(7,653)

Cash flows from financing activities:
Advance from related parties	60,091	-
Proceeds of loan from shareholder	-	1,938

Net cash generated from financing activities	60,091	1,938

NET CHANGE IN CASH AND CASH EQUIVALENTS	204,354	(5,715)

BEGINNING OF PERIOD	170,519	14,006

END OF PERIOD	$374,873	$8,291

Supplemental Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

See accompanying notes to condensed consolidated financial statements.

VIVIC INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Retained earnings (accumulated losses)	Total shareholders’ equity

Balance as of May 1, 2018	-	$-	5,340,000	$5,340	$24,360	$(20,868)	$8,832

Net loss for the period	-	-	-	-	-	(7,891)	(7,891)

Balance as of July 31, 2018	-	$-	5,340,000	$5,340	$24,360	$(28,759)	$941

Balance as of May 1, 2019	832,000	$832	29,346,000	$29,346	$27,963	$5,245	$63,386

Net income for the period	-	-	-	-	-	185,766	185,766
Balance as of July 31, 2019	832,000	$832	29,346,000	$29,346	$27,963	$191,011	$249,152

See accompanying notes to condensed consolidated financial statements.

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of April 30, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30,2019.

NOTE－2ORGANIZATION AND BUSINESS BACKGROUND

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

The Company, through its subsidiary, mainly engages in the provision of tourism consultancy service in Hong Kong, Macau and The People’s Republic of China

Description of subsidiary

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	100,000 ordinary shares for HK$100,000	100%

VIVC and its subsidiary are hereinafter referred to as (the “Company”).

NOTE－3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●Use of estimates

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●Basis of consolidation

The condensed consolidated financial statements include the financial statements of VIVC and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of July 31, 2019, there was no allowance for doubtful accounts.

●Revenue recognition

Since January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company derives its revenues from the rendering of transportation services and recognizes in full upon completion of delivery to the receiver’s location. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company recognized revenue in the amount of $259,000 for consulting service for the three months ended July 31, 2019.

The Company did not recognize any revenue for the three months ended July 31, 2018.

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●Income taxes

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

For the three months ended July 31, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of July 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

●Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiary in Hong Kong maintain their books and records in their local currency, Hong Kong Dollars ("HK$"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 0.128 for the respective periods.

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the condensed consolidated statement of stockholders’ equity.

●Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

●Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets. The Company adopted ASU 2016-02 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. The adoption of ASU 842 at the beginning of the first quarter of 2019 did not have a significant impact on the Company’s financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASU 2017-12), which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

transparency regarding the scope and results of hedging programs. The guidance in this update is applied using a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-12 at the beginning of the first quarter of 2019 did not have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-14 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13,  Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted.  The Company is currently evaluating the impact that this guidance will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-05). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-05 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its financial statements.

NOTE－4GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended July 31, 2019, the Company has not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business and expansion plans. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE－5AMOUNTS DUE FROM RELATED PARTIES

The amounts represented temporary advances by the Company to the director and shareholder of the Company, which were unsecured, interest-free and repayable on demand. Subsequently, these related party loans were fully settled in September 2019.

NOTE－6AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant.

NOTE－7INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended July 31, 2019 and 2018 are as follows:

	Three months ended July 31,
	2019	2018

Income before income taxes	$238,965	$(7,891)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	50,182	(1,657)
Tax effect of non-deductible items	-	-
Tax effect of tax allowance	-	1,657
Income tax expense	$50,182	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. For the three months ended July 31, 2019, the Company’s subsidiary generated an operating loss.

NOTE－8STOCKHOLDERS’ EQUITY

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

As of July 31, 2019 and April 30, 2019, the Company had a total of 832,000 shares of its preferred stock issued and outstanding.

As of July 31, 2019 and April 30, 2019, the Company had a total of 29,346,000 shares of its common stock issued and outstanding.

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

The Company paid $9,000 consulting fee to Honetech Inc., its controlling shareholder during the three months ended July 31, 2019.

Also, the Company received $259,000 consultancy service income from one of its shareholders during the three months ended Jul 31, 2019.

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－10SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2019, up through September 13, 2019 the Company issued the financial statements.

On September 10 2019, the related party loans from its shareholder and director were fully settled by the Company.

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

Three months ended July 31, 2019 and 2018

Our net income for the three months ended July 31, 2019 was $185,766, compared to a net loss of $7,891 for the three months ended July 31, 2018. The rise in the net income was mainly due to the increase in our revenue.

For the three months ended July 31, 2019, general and administrative expenses of $23,054 were incurred, compared to $7,891 for the three months ended July 31, 2018.  The main reason for the increase in the general and administrative expenses was that the company expanded its operations. General and administrative expenses were basically the corporate overhead, such as legal, accounting and office expenses, etc.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2019, our total assets were $530,427, compared to $181,519 as of April 30, 2019. As of July 31 and April 30, 2019, our total liabilities were $281,275 and $118,133 respectively. The accumulated earnings reached $191,011 as of July 31, 2019.

Total stockholders’ equity was $249,152 as of July 31, 2019, compared to $63,386 as of April 30, 2019.

Cash Flows from Operating Activities

For the three months period ended July 31, 2019, net cash flows generated from (used in) operating activities was $144,263, compared to the same period in last year was $(7,653).   It was mainly because of the increase in the revenue.

Cash Flows from Investing Activities

For the three months period ended July 31, 2019 and 2018, the cash flows from investing activities was nil because no purchase of property and equipment was made.

Cash Flows from Financing Activities

For the three months period ended July 31, 2019, the cash flows from financing activities was $60,091, compared to $1,938 for the same period in last year.  The increase in cash flows from financing activities was mainly because the cash inflow made from a related party regarding the proceeds of common stock in a subsidiary.

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

MATERIAL COMMITMENTS

As of the date of this Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements contain an explanatory note expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ended July 31, 2019

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended July 31, 2019.

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

Dated: September 13, 2019

VIVIC CORP.

/s/ Yun-Kuang Kung

___________________

By: Yun-Kuang Kung

Chief Executive Officer

/s/ Cheng-Hsing Hsu

___________________

By: Cheng-Hsing Hsu

Chief Financial Officer