Form 10-Q
period 2019-09-30
VIVIC CORP.
filed 2019-11-14
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 11, 2019	Outstanding as of September 30, 2019
Preferred stock, Face value $0.001 per share	832,000 shares	832,000 shares
Common Stock, Face value $0.001 per share	29,346,000shares	29,346,000 shares

Table of Contents

ITEM 1	Financial Statements (Unaudited)
ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
ITEM 3	Quantitative And Qualitative Disclosures About Market Risk
ITEM 4	Controls And Procedures
PART II OTHER INFORMATION
ITEM 1	Legal Proceedings
ITEM 2	Unregistered Sales Of Equity Securities And Use Of Proceeds
ITEM 3	Defaults Upon Senior Securities
ITEM 4	Mine Safety Disclosures
ITEM 5	Other Information
ITEM 6	Exhibits
Signatures

ITEM 1. FINANCIAL STATEMENTS

VIVIC INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2019 and 2018	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018	F-4

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Nine Months ended September 30, 2019	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-15

VIVIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2019	December 31, 2018
	(unaudited)	(unaudited)
ASSETS
Current assets:	$	$
Cash and cash equivalents	335,262	-
Prepayments	6,115	399
Amount due from a director	165,000	-
Amount due from a shareholder	44,989	-

Total current assets	551,366	399

Non-current assets:
Plant and equipment	-	-

TOTAL ASSETS	$551,366	$399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payable	$8,584	$-
Amounts due to related parties	206,194	-
Income tax payable	68,514	-

Total current liabilities	283,292	-

TOTAL LIABILITIES	283,292	-

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	832	-
Common stock, $0.001 par value; 70,000,000 shares authorized; 29,346,000 and 5,340,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	29,346	5,340
Additional paid-in capital	27,963	27,963
Retained earnings (accumulated deficit)	209,933	(32,904)

Total stockholders’ equity	268,074	399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,366	$399

See accompanying notes to condensed consolidated financial statements.

VIVIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

REVENUE	$99,000	$-	$424,975	$-

Cost of revenue	-	-	-

Gross profits	99,000	-	424,975	-

General and administrative expenses	(44,379)	(976)	(113,629)	(24,406)

Total operating expenses	(4,4379)	(976)	(113,629)	(24,406)

Other income:
Interest income	5	-	5	-

Income (loss) before income taxes	54,626	(976)	311,351	(24,406)

Income taxes	(50,182)	-	(68,514)	-

NET INCOME (LOSS)	4,444	$(976)	$242,837	$(24,406)

Basic and diluted weighted average shares outstanding	29,346,000	5,340,000	29,346,000	5,340,000

Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.01	$(0.00)

See accompanying notes to condensed consolidated financial statements.

VIVIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$242,837	$(24,406)
Adjustments to reconcile net income (loss) to net cash generated from(used in)operating activities
Depreciation of property, plant and equipment	-	1,539
Income tax expense	68,514	-
Change in operating assets and liabilities:
Amount due from a shareholder	(99,000)	-
Deposits and prepayments	(5,716)	(275)
Accrued liabilities and other payables	8,584	-

Net cash generated from (used in) operating activities	215,219	(23,142)

Cash flows from financing activities:
Advance from related parties	95,205	-
Proceeds of loan from shareholder	-	2,938
Proceeds from issuance of common and preferred stock	24,838	15,600

Net cash generated from financing activities	120,043	18,538

NET CHANGE IN CASH AND CASH EQUIVALENTS	335,262	(4,604)

BEGINNING OF PERIOD	-	12,895

END OF PERIOD	$335,262	$8,291

Supplemental Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

See accompanying notes to condensed consolidated financial statements.

VIVIC INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Retained earnings (accumulated losses)	Total shareholders’ equity

Balance as of January 1, 2019	-	$-	5,340,000	$5,340	$27,963	$(32,904)	$399

Shares issued for capital proceeds of $24,838	832,000	832	24,006,000	24,006	-	-	24,838
Net income for the period	-	-	-	-	-	242,837	242,837

Balance as of September 30, 2019	832,000	$832	29,346,000	$29,346	$27,963	$209,933	$268,074

Balance as of January 1, 2018	-	$-	4,675,000	$4,675	$9,425	$(4,353)	$9,747

Share issued for capital proceeds of $15,600	-	-	665,000	665	14,935	-	15,600
Net loss for the period	-	-	-	-	-	(24,406)	(24,406)
Balance as of September 30, 2018	-	$-	5,340,000	$5,340	$24,360	$(28,759)	$941

F-5

	Preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Retained earnings (accumulated losses)	Total shareholders’ equity

Balance as of July 1, 2019	832,000	$832	29,346,000	$29,346	$27,963	$205,489	$263,630

Net income for the period	-	-	-	-	-	4,444	4,444

Balance as of September 30, 2019	832,000	$832	29,346,000	$29,346	$27,963	$209,933	$268,074

Balance as of July 1, 2018	-	$-	5,340,000	$5,340	$24,360	$(27,783)	$1,917

Net loss for the period	-	-	-	-	-	(976)	(976)
Balance as of September 30, 2018	-	$-	5,340,000	$5,340	$24,360	$(28,759)	$941

See accompanying notes to condensed consolidated financial statements.

F-5

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SPETEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

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

The Company, through its subsidiaries, mainly engages in the provision of tourism consultancy service in Hong Kong, Macau and The People’s Republic of China.

On September 19, 2019, the Company approved the change of fiscal year from April 30 to December 31.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	1,656,000 ordinary shares for HK$1,656,000	100%

Vivic Corporation (Guangzhou) Co., Limited	The People’s Republic of China	Tourism consultancy service	RMB 10,000,000	100%

On August 2, 2019, Vivic Corporation (Hong Kong) Co., form a wholly owned subsidiary in the People’s Republic of China.

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SPETEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●Basis of consolidation

The condensed consolidated financial statements include the financial statements of VIVC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2019, there was no allowance for doubtful accounts.

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

The Company recognized revenue in the amount of $99,000 and $$424,975for consulting service for the three and nine months ended September 30, 2019.

The Company did not recognize any revenue for the three and nine months ended September 30, 2018.

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

●Income taxes

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SPETEMBER 30, 2019

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

For the three and nine months ended September 30, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

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

Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 0.129 for the respective periods.

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

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SPETEMBER 30, 2019

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

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of note payable approximate the carrying amount.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASU 2017-12), which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency regarding the scope and results of hedging programs. The guidance in this update is applied using a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-12 at the beginning of the first quarter of 2019 did not have a significant impact on the Company’s financial statements.

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

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SPETEMBER 30, 2019

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

For the nine months ended September 30, 2019, the Company has not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business and expansion plans. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE－6INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SPETEMBER 30, 2019

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine months ended September 30,
	2019	2018

Income before income taxes	$326,260	$(24,406)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	68,514	(5,125)
Tax effect of allowance	-	5,125
Income tax expense	$68,514	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. For the nine months ended September 30, 2019, the Company’s subsidiaries generated an operating loss.

NOTE－7STOCKHOLDERS’ EQUITY

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

For the nine months ended September 30, 2019, the Company issued 832,000 shares of its preferred stock at $0.001 per share and 24,006,000 shares of its common stock at $0.001 for total proceeds of $24,838.

As of September 30, 2019 and December 31, 2018, the Company had a total of 832,000 and 0 shares of its preferred stock issued and outstanding, respectively.

As of September 30, 2019 and December 31, 2018, the Company had a total of 29,346,000 and 5,340,000 shares of its common stock issued and outstanding, respectively.

NOTE－8RELATED PARTY TRANSACTIONS

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

The Company paid $28,500 consulting fee to Honetech Inc., its controlling shareholder during the nine months ended September 30, 2019.

Also, the Company received $424,000 consultancy service income from one of its shareholders during the nine months ended September 30, 2019.

VIVIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SPETEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－9SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019, up through November 14, 2019 the Company issued the condensed consolidated financial statements.

On October 15, 2019，the Company completed the acquisition of 100% ownership of Guangzhou Monte Fino Yacht Co., Ltd., a Chinese limited liability company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may,""will,""expect,""believe,""anticipate,""estimate,""approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

For the three months ended September 30, 2019, the net income of $4,444 were generated, compared to the net loss $976 for the three months ended September 30, 2018.  Our net income for the nine months ended September 30, 2019 was $242,837, compared to a net loss of $24,406 for the nine months ended September 30, 2018.  The rise in the net income was mainly due to the significant increase in our revenue.

Our general and administrative expenses for the three months ended September 30, 2019 and 2018 were $44,379 and $976 respectively.   For the nine months ended September 30, 2019, general and administrative expenses of $113,629 were incurred, compared to $24,406 for the nine months ended September 30, 2018.  The reason for the increase in the general and administrative expenses was that the company expanded its operations. General and administrative expenses were basically the corporate overhead, such as legal, accounting and office expenses, etc.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, our total assets were $551,366, compared to $399 as of December 31, 2018.   As of September 30 2019 and December 31, 2018, our total liabilities were $283,292 and $0 respectively. The accumulated earnings reached $209,933 as of September 30, 2019.

Total stockholders’ equity was $268,074 as of September 30, 2019, compared to stockholders’ equity of $399 as of December 31, 2018.

Cash Flows from Operating Activities

For the nine months period ended September 30, 2019, net cash flows generated from (used in) operating activities was $215,219, compared to the same period in last year was $(23,142).  It was mainly because of the rise in the revenue.

Cash Flows from Investing Activities

For the nine months period ended September 30, 2019 and 2018, the cash flows from investing activities was nil.

Cash Flows from Financing Activities

For the nine months period ended September 30, 2019, the cash flows from financing activities was $120,043, compared to $18,538 for the same period in last year.The amount increase wasdue to financeby related parties and proceeds from issuance of common stock.

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

GOING CONCERN

The financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ended September 30, 2019

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2019.

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

Dated: November 14, 2019

VIVIC CORP.

/s/ Yun-Kuang Kung

___________________

By: Yun-Kuang Kung

Chief Executive Officer

/s/ Cheng-Hsing Hsu

___________________

By: Cheng-Hsing Hsu

Chief Financial Officer