Form 10-KT
period 2019-12-31
VIVIC CORP.
filed 2020-04-02
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2019 to December 31, 2019

COMMISSION FILE NO. 333-219148

VIVIC CORP.

 (Exact name of registrant as specified in its charter)

Nevada	7999	98-1353606
State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

187 E Warm Spring Rd., PMB#B450

Las Vegas, NV 89119

Tel: 702-899-0818

(Address and telephone number of registrant's executive office)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of December 31, 2019 and March 30, 2020, respectively.

Common stock, $0.001 par value; 70,000,000 shares authorized; 32,363,200 shares and 32,363,200 shares issued and outstanding as of December 31, 2019 and March 17, 2020, respectively.

The aggregate number of shares of Common Stock held by non-affiliates of the Registrant on June 30, 2019 are 5,779,800 shares.

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

On October 15, 2019，we acquired Guangzhou Monte Fino Yacht Co., Ltd., a Chinese limited liability company (“Guangzhou Monte Fino”).

Guangzhou Monte Fino holds the exclusive license to use the brand “Monte Fino” in mainland China. Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world. Guangzhou Monte Fino has acquired the rights to develop a yacht marina in Shanwei City, Guangdong Province, China and has also developed and operated “Joy Wave”(享浪)，an online yacht rental and leisure service platform in Guangzhou, China. Guangzhou Monte Fino engaged in business in multiple Chinese provinces including Guangdong, Fujian and Hainan, and it has received numerous awards at the famous China Boat Show.

Currently there are two main sections in our business:

(1)In mainland China and Taiwan, we carry out the development, sales and operation of new energy electric yachts and traditional power yachts, covering the entire yacht industry chain. Through the Internet platform, we provide our own proprietary and third-party yacht tourism products, covering the best coastal tourism attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

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

In the field of yacht manufacturing, we have developed a series of new energy saving yacht for environmental protection, which can be used in waters with strict environmental protection requirements. In the field of marine tourism, the number of yachts that can be rented has been increased through yacht sharing program system, which can provide services for more customers. In the field of yacht real estate, we are actively developing wharfs. Two wharf projects have reached development intentions with the local government, with a total berth of more than 600.The application of new energy-saving technology has begun trial operation, and market work will be carried out in an all-round way after achieving ideal results.

All our services and products can be customized according to customer requirements.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our subsidiary entity, Guangzhou Monte Fino, owns a tourist yacht in Guangzhou, China. It is a 13.6 meters’ long yacht manufactured by Taiwan Kai Shing in 2016. Guangzhou Monte Fino also owns a white 2018 BYD hybrid car, which was used primarily for our business purpose.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 0 shares issued and outstanding as of April 30, 2019 and 2018, respectively. 832,000 and 832,000 shares issued and outstanding as of December 31, 2019 and as of March 17, 2020

Common stock, $0.001 par value; 70,000,000 shares authorized; 117,384,000 and 21,360,000 shares issued and outstanding as of April 30, 2019 and 2018, respectively. 32,363,200 and 32,363,200 shares issued and outstanding as of December 31, 2019 and March 17, 2020, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may,""will,""expect,""believe,""anticipate,""estimate,""approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We generated net revenues of nil and $99,975 for year ended April 30, 2018 and 2019 respectively.  For the eight months ended December 31, 2019, the net revenues were $428,340.  The significant rise in net revenues were mainly due to the increase in revenue deriving from consulting services rendered on sales and marketing of yachts.

For year ended April 30, 2018, the net loss was $18,910, which comprised the profit of $7,035 for the discontinued operations.  For year ended April 30, 2019, the net profit was $26,113.  For the eight months ended December 31, 2019, the net loss was $362,244.  The main factor was the increase in the general and administrative expenses and the impairment loss on acquisition of a subsidiary.

Our general and administrative expenses for year ended April 30, 2018 and 2019 were $25,945 and $66,921 respectively.  For the eight months ended December 31, 2019, the general and administrative expenses of $448,792 were incurred.  The main reason for the increase in the general and administrative expenses was that the company expanded its operations.  General and administrative expenses were basically the corporate overhead, such as legal, accounting and office expenses, etc.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2018, our total assets were $18,910, which consisted of $4,904 for the discontinued operations. As of April 30, 2019, the total assets were $181,519.  As of December 31, 2019, the total assets were $851,699.  The rise was mainly caused by the increased cash and cash equivalent.  Our total liabilities were $10,078 and $118,133 as of April 30, 2018 and 2019 respectively.  As of December 31,2019, our total liabilities were $1,023,560.  The amounts due to the related parties shared it most.  The accumulated losses were $20,868 as of April 30, 2018, compared to the same year ended 2019, accumulated profits were $5,245.  As of December 31, 2019, the accumulated losses were $344,788.

As of April 30, 2018 and 2019, the total shareholders’ equity were $8,832 and $63,386 respectively.  As of December 31, 2019, the shareholders’ deficit was $287,966.

Cash Flows from Operating Activities

For the year ended April 30, 2018, the net cash used in operating activities was $17,464, which included the cash generated from the discontinued operations of $1,446.  For year ended April 30, 2019, the net cash generated from operating activities was $34,535. For eight months ended December 31, 2019, the net cash generated from operating activities was $292,974.  It was primarily caused by the impairment loss on acquisition of a subsidiary and the rise in the accrued liabilities and other payable.

Cash Flows from Investing Activities

For the year ended April 30, 2018 and 2019, the cash used in investing activities were $6,150 which wholly related to the discontinued operations and nil respectively.  For eight months ended December 31, 2019, the cash used in investing activities was $97,032.  The increase was mainly due to the rise in the purchase of fixed assets and acquisition of a subsidiary.

Cash Flows from Financing Activities

For the year ended April 30, 2018, the net cash generated from financing activities was $33,050, compared to the same year ended 2019, the net cash generated from financing activities was $121,978.  For eight months ended December 31, 2019, the net cash generated from financing activities was $185,252.  It was primarily caused by the change in non-controlling interest and advances from the related parties.

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

GOING CONCERN

The independent auditors' report accompanying our financial statements contain a note expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

For the period ended December 31, 2019, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our management believes that the current actions to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.  There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIVIC CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm – HKCM CPA & Co.

Report of Independent Registered Public Accounting Firm – Fruci & Associates II, PLLC

Consolidated Balance Sheets as of December 31, 2019, April 30, 2019 and April 30, 2018

Consolidated Statements of Operations And Comprehensive (Loss) Income for the Period ended December 31, 2019 and the Years ended April 30, 2019 and 2018

Consolidated Statements of Cash Flows for the Period ended December 31, 2019 and the Years ended April 30, 2019 and 2018

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period ended December 31, 2019 and the Years ended April 30, 2019 and 2018

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors and of

VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivic Corp. and Subsidiaries (the “Company”) as of December 31, 2019 and April 30, 2019, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in shareholders’ (deficit) equity for the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and April 30, 2019, and the results of its operations and its cash flows for the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, as of December 31, 2019, the Company has suffered from an accumulated deficit of $344,788 and working capital deficit of $427,643. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ HKCM CPA Co.

Certified Public Accountants

We have served as the Company's auditor since 2019.

Hong Kong, China

April 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FRUCI & ASSOCIATES II
A Professional Limited Liability Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vivic Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vivic Corp. ("the Company") as of April 30, 2018, and the related statement of operations and comprehensive (loss) income, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not established an ongoing source of revenue sufficient to cover its operating costs and has an accumulated loss since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

/s/ Fruci & Associates II, PLLC

We have served as the Company's auditor from 2017 to May 14, 2019.

Spokane, Washington
June 18, 2018, except as to the 4 to 1 forward stock split disclosed under "Common Stock" in Note 1 to the consolidated financial statements, of which the date is April 2, 2020

VIVIC CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019, APRIL 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,	April 30,	April 30,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$562,503	$170,519	$14,006
Deposits and prepayments	-	11,000	-
Other receivables	23,656	-	-

Total current assets	586,159	181,519	14,006

Non-current assets:
Property, plant and equipment, net	265,540	-	-

Assets of discontinued operations	-	-	4,904

TOTAL ASSETS	$851,699	$181,519	$18,910

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Trade payable	$12,448	$-	$-
Accrued liabilities and other payable	306,248	11,255	-
Deferred revenue	36,841	-	-
Amounts due to related parties	617,180	99,937	10,078
Current portion of lease liability	5,022	-	-
Income tax payable	36,063	6,941	-

Total current liabilities	1,013,802	118,133	10,078

Non-current liabilities:
Lease liability	9,758	-	-

TOTAL LIABILITIES	1,023,560	118,133	10,078

Commitments and contingencies	-	-	-

Shareholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000, 832,000 and 0 shares issued and outstanding as of December 31, 2019, April 30, 2019 and April 30, 2018, respectively	832	832	-
Common stock, $0.001 par value; 70,000,000 shares authorized; 32,363,200, 117,384,000 and 21,360,000 shares issued and outstanding as of December 31, 2019, April 30, 2019 and April 30, 2018, respectively	32,363	117,384	21,360
Additional paid-in capital	24,946	(60,075)	8,340
Accumulated other comprehensive loss	(1,319)	-	-
(Accumulated losses) retained earning	(344,788)	5,245	(20,868)

Total Vivic Corp. shareholders’ (deficit) equity	(287,966)	63,386	8,832
Non-controlling interest	116,105	-	-
	(171,861)	63,386	8,832

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$851,699	$181,519	$18,910

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to consolidated financial statements.

VIVIC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE PERIOD ENDED DECEMBER 31, 2019 AND

THE YEARS ENDED APRIL 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	8 Months ended December 31,	Years ended April 30,
	2019	2019	2018

Revenues, net	$428,340	$99,975	$-

Cost of revenue	(13,899)	-	-

Gross profit	414,441	99,975	-

Operating expenses
General and administrative	(448,792)	(66,921)	(25,945)

Total operating expenses	(448,792)	(66,921)	(25,945)

Income (loss) from operation	(34,351)	33,054	(25,945)

Other income (expense):
Impairment loss	(299,242)	-	-
Interest expense	(425)	-	-
Interest income	67	-	-
Other income	504	-	-
Exchange difference	325	-	-
Total other income (expense)	(298,771)	-	-

(Loss) income from continuing operations before income taxes	(333,122)	33,054	(25,945)

Income tax expense	(29,122)	(6,941)	-

Net (loss) income from continuing operations	(362,244)	26,113	(25,945)

Net income from discontinued operations	-	-	7,035

NET LOSS	$(362,244)	$26,113	$(18,910)

Net loss attributable to non-controlling interest	(12,211)	-	-

Net (loss) income attributable to Vivic Corp.	$(350,033)	$26,113	$(18,910)

Other comprehensive loss:
Foreign currency translation loss	(1,319)	-	-

COMPREHENSIVE (LOSS) INCOME	(351,352)	26,113	(18,910)

Net loss per share – Basic and Diluted	$(0.01)	$0.00	$(0.00)

Weighted average common shares outstanding
– Basic and Diluted	65,548,624	29,515,464	19,252,000

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to consolidated financial statements.

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED DECEMBER 31, 2019 AND

THE YEARS ENDED APRIL 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

	8 Months ended December 31,	Years ended April 30,
	2019	2019	2018

Cash flows from operating activities:
Net income (loss)	$(362,244)	$26,113	$(18,910)
Adjustments to reconcile net (loss) income to net cash generated from (used in) operating activities
Depreciation of property, plant and equipment	9,672	1,026	-
Impairment loss on good will	299,242	-	-

Change in operating assets and liabilities:
Deposits and prepayments	45,207	(10,800)	-
Other receivables	6,234	-	-
Trade payable	296	-	-
Accrued liabilities and other payable	228,604	11,255	-
Deferred revenue	36,841	-	-
Income tax payable	29,122	6,941	-
Cash generated from (used in) operating activities – continuing operation	292,974	34,535	(18,910)
Cash generated from operating activities – discontinued operation	-	-	1,446
Net cash generated from (used in) operating activities	292,974	34,535	(17,464)

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,164)	-	-
Acquisition of a subsidiary	(78,868)	-	-
Cash used in investing activities – continuing operation	(97,032)	-	-
Cash used in investing activities – discontinued operation	-	-	(6,150)
Net cash used in investing activities	(97,032)	-	(6,150)

Cash flows from financing activities:
Advances from related parties	58,159	99,937	-
Proceeds of loan from former shareholder	-	2,025	7,850
Repayment on loan from former shareholder	-	(4,822)	-
Repayment of lease liability	(1,223)	-	-
Proceeds from issuance of common and preferred stock	-	24,838	25,200
Change in non-controlling interest	128,316	-	-
Net cash generated from financing activities	185,252	121,978	33,050

Effect on exchange rate change on cash and cash equivalents	10,790	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	391,984	156,513	9,436

BEGINNING OF PERIOD/YEAR	170,519	14,006	4,570

END OF PERIOD/YEAR	562,503	$170,519	$14,006

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$425	$-	$-

NON-CASH FINANCING TRANSACTIONS
Exchange of property, plant and equipment for settlement of debt	$-	$3,678	$-
Gain on settlement of debt	$-	$3,603	$-

See accompanying notes to consolidated financial statements.

VIVC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD ENDED DECEMBER 31, 2019 AND THE YEARS ENDED APRIL 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated losses (retained earning)	Noncontrolling interests	Total shareholders’ (deficit) equity
	No. of shares	Amount	No. of shares	Amount

Balance as of May 1, 2017	-	$-	18,000,000	$18,000	$(13,500)	$-	$(1,958)	$-	$2,542

Share issued for capital proceeds of $25,200	-	-	3,360,000	3,360	21,840	-	-	-	25,200
Net loss for the year	-	-	-	-	-	-	(18,910)	-	(18,910)

Balance as of April 30, 2018	-	$-	21,360,000	$21,360	$8,340	$-	$(20,868)	$-	$8,832

Balance as of May 1, 2018	-	$-	21,360,000	21,360	$8,340	$-	$(20,868)	$-	$8,832

Share issued for capital proceeds of $24,838	832,000	832	96,024,000	96,024	(72,018)	-	-	-	24,838
Gain on settlement of debt	-	-	-	-	3,603	-	-	-	3,603
Net income for the year	-	-	-	-	-	-	26,113	-	26,113

Balance as of April 30, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$5,245	$-	$63,386

Balance as of May 1, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$5,245	$-	$63,386

Shares cancelled	-	-	(85,020,800)	(85,021)	85,021	-	-	-	-
Change in non-controlling interest	-	-	-	-	-	-	-	128,316	128,316
Foreign currency translation adjustment	-	-	-	-	-	(1,319)	-	-	(1,319)
Net loss for the period	-	-	-	-	-	-	(350,033)	(12,211)	(362,244)

Balance as of December 31, 2019	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to consolidated financial statements.

VIVIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2019

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

On August 2, 2019, the Company formed a wholly owned subsidiary namely Vivic Corporation (Guangzhou) Co., Limited in the People’s Republic of China.

On September 19, 2019, the Company approved the change of fiscal year from April 30 to December 31.

On October 15, 2019, the Company completed the acquisition of 100% ownership of Guangzhou Monte Fino Yacht Company Limited in the People’s Republic of China.

On November 22, 2019, the Company formed a wholly owned subsidiary namely Vivic Corporation (Fujian) Co., Limited in the People’s Republic of China.

On January 15, 2020, the Company approved an amendment to the Company’s Certificate of Incorporation (the “Charter”) to file with the Secretary of State of the State of Nevada a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of January 20, 2020, to effectuate a Four for One (4:1) forward split of the Company’s shares of common stock. This amendment supersedes the amendment filed on November 2, 2019 regarding the same Four for One (4:1) forward split. The number of authorized shares and par value remain unchanged.  All share and per share information in this financial statements and footnotes have been retroactively adjusted for the period and years presented, unless otherwise indicated, to give effect to the forward stock split.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Vivic Corporation (Guangzhou) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB10,000,000 Paid up: RMB0	75%

Vivic Corporation (Fujian) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB10,000,000 Paid up: RMB0	75%

Guangzhou Monte Fino Yacht Company Limited	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB2,244,758	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB140,000	100%

Guangzhou Khashing Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB73,000	90%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－2SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period and years reported. Actual results may differ from these estimates.

•Basis of consolidation

The consolidated financial statements include the financial statements of VIVC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Expected useful life
Service yacht	10 years
Motor vehicle	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company derives its revenues from the sale and rendering of yacht services and recognizes in full upon completion of delivery to the receiver’s location or services to the customers. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

•Comprehensive income

Accounting Standards Codification (“ASC”) ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the period ended December 31, 2019 and the years ended April 30, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2019, April 30, 2019 and 2018, the Company did not have any significant unrecognized uncertain tax positions.

•Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in PRC and Hong Kong maintain their books and record in their local currency, Renminbi (“RMB”) and Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended December 31, 2019 and the years ended April 30, 2019 and 2018:

	December 31,	April 30,
	2019	2019	2018
Period-end RMB:US$ exchange rate	6.9668	6.9668	6.8764
Period average RMB:US$ exchange rate	6.9668	6.9668	6.6146
Period-end HK$:US$ exchange rate	7.7872	7.7872	7.8312
Period average HK$:US$ exchange rate	7.8346	7.8346	7.8370

•Leases

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

•Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

•Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Asian region.

•Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•Concentrations and credit risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, including amounts held in money market accounts. The Company places cash deposits with a federally insured financial institution. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s domestic cash deposits may at times exceed the Federal Deposit Insurance Corporation’s insured limit. Balances in excess of federally insured limitations may not be insured. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

•Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding lease liability): cash and cash equivalents, accounts receivable, amounts due to related parties, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

•Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”).  ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

NOTE－3GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from net loss of $362,244 during the eight months ended December 31, 2019. Also, at December 31, 2019, the Company has incurred an accumulated deficit of $344,788 and working capital deficit of $427,643.

The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4BUSINESS COMBINATION

On October 15, 2019, the Company completed the Acquisition of Guangzhou Monte Fino Yacht Company Limited and Subsidiaries (collectively “MF Group”) (the “Acquisition”) for its 100% equity interest. The total consideration of the acquisition is approximately $85,000 in cash.

The purchase price allocation resulted in $299,242 of goodwill, as below:

Acquired assets:	US$
Cash and cash equivalents	$6,132
Deposits and prepayments	34,207
Other receivables	29,890
Plant and equipment	268,777
339,006

Less: Assumed liabilities
Accounts payable	(12,152)
Accrued liabilities and other payables	(66,389)
Amount due to a director	(459,084)
Lease liability	(15,623)
(553,248)

Fair value of net assets acquired	(214,242)

Goodwill recorded	299,242

Cash consideration allocated	$85,000

The Acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The goodwill is fully impaired during the period ended December 31, 2019.

This Acquisition is considered as related party transaction, which the director of the Company controlled both companies.

NOTE－5PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	April 30,
	2019	2019	2018
At cost:
Service yacht	$354,568	$-	$-
Motor vehicle	18,164	-	-
Buggy and computer equipment	-	-	6,150
Less: accumulated depreciation	(107,192)	-	(1,446)
	$265,540	$-	$4,704

Depreciation expense for the period ended December 31, 2019 and the years ended April 30, 2019 and 2018 were $9,672, $1,026 and $1,446, respectively.

NOTE－6AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by the shareholders and director of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related parties’ loan is not significant.

NOTE－7LEASE LIABILITY

The Company purchased a service vehicle under a financing lease arrangement with the effective interest rate of 2.25% per annum, due through August 30, 2022, with principal and interest payable monthly. The lease liability is as follows:

Right of use assets and Lease liability – right of use are as follows:

	December 31,	April 30,
	2019	2019	2018

Right of use assets	$17,256	$-	$-

The lease liability – right of use is as follows:

	December 31,	April 30,
	2019	2019	2018

Current portion	$5,022	$-	$-
Non-current portion	9,758	-	-

Total	$14,780	$-	$-

As of December 31, 2019, the maturities of the lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31:
2020	$6,589
2021	6,589
2022	5,785

Total:	$18,963

NOTE－8INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

VIVC is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the period and years presented.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the period ended December 31, 2019 and the years ended April 30, 2019 and 2018 are as follows:

	8 months ended
	December 31,	Years ended April 30,
	2019	2019	2018

(Loss) income before income taxes	$(160,566)	$33,054	$(18,910)
Statutory income tax rate	21%	21%	21%
Income tax expense at statutory rate	(33,719)	6,941	(3,971)
Tax effect of non-deductible items	62,841	-	(411)
Tax effect of allowance	-	-	4,382
Income tax expense	$29,122	$6,941	$-

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the period ended December 31, 2019 and the year ended April 30, 2019 are as follows:

	8 months ended	Year ended
	December 31,	April 30,
	2019	2019

Loss before income taxes	$(36,825)	$-
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	(7,365)	-
Tax effect of non-deductible items	-	-
Net operating loss	7,365	-
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the period ended December 31, 2019 and the year ended April 30, 2019 are as follows:

	8 months ended	Year ended
	December 31,	April 30,
	2019	2019

Loss before income taxes	$(39,123)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(6,455)	-
Tax effect of non-taxable income	(53)
Tax effect of non-deductible items	189	-
Net operating loss	6,319	-
Income tax expense	$-	$-

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Profits Tax at the income tax rates 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the period ended December 31, 2019 and the year ended April 30, 2019 are as follows:

	8 months ended	Year ended
	December 31,	April 30,
	2019	2019

Loss before income taxes	$(96,608)	$-
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(24,152)	-
Net operating loss	24,152	-
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2019 and April 30, 2019:

	December 31,	April 30,
	2019	2019

Deferred tax assets on
Net operating loss carryforwards:
-Taiwan	$7,365	$-
-Hong Kong	6,319	-
-PRC	24,152	-
Less: valuation allowance	(37,836)	-
Deferred tax assets, net	$-	$-

As of December 31, 2019, the operations in incurred $37,836 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards. The Company has provided for a full valuation allowance against the deferred tax assets of $37,836 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－9SHAREHOLDERS’ (DEFICIT) EQUITY

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Shares

For the year ended April 30, 2019, the Company issued 832,000 shares of its preferred stock at $0.001 for total proceeds of $832.

As of December 31, 2019, April 30, 2019 and 2018, the Company had a total of 832,000, 832,000 and 0 shares of its preferred stock issued and outstanding, respectively.

Common Shares

For the year ended April 30, 2018, the Company issued 3,360,000 (post-forward split) shares of its common stock at $0.03 per share for total proceeds of $25,200.

For the year ended April 30, 2019, the Company issued 96,024,000 (post-forward split) shares of its common stock at $0.001 per share for total proceeds of $24,006.

For the period ended December 31, 2019, the Company cancelled 85,020,800 (post-forward split) shares of its common stock.

On November 2, 2019, the Company approved an amendment to its Certificate of Incorporation (the “Charter”) to file with the Secretary of State of the State of Nevada a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of November 19, 2019, to effectuate a Four for One (4:1) forward split of the Company’s shares of common stock.

On January 15, 2020, the Company approved an amendment to the Company’s Certificate of Incorporation (the “Charter”) to file with the Secretary of State of the State of Nevada a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of January 20, 2020, to effectuate a Four for One (4:1) forward split of the Company’s shares of common stock. This amendment supersedes the amendment filed on November 2, 2019 regarding the same Four for One (4:1) forward split.

The number of authorized shares and par value remain unchanged.  All share and per share information in this consolidated financial statements and footnotes have been retroactively adjusted for the period and years presented, unless otherwise indicated, to give effect to the forward stock split.

As of December 31, 2019, April 30, 2019 and 2018, the Company had a total of 32,363,200, 117,384,000 and 21,360,000 shares of its common stock issued and outstanding, respectively.

NOTE－10PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in PRC, Taiwan and Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the period ended December 31, 2019 and the year ended April 30, 2019, $4,449 and $0 contributions were made accordingly.

NOTE－11RELATED PARTY TRANSACTIONS

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

As of April 30, 2018, the Company owed a total of $10,078 to Yoel Rosario Duran, a former officer and director of the Company. In December 2018, all the loans and due owned to the officers and shareholder have been paid off or forgiven by exchange of buggy and computer equipment.

In October 15, 2019, the Company paid $85,000 to Kung Yun-Kuang, its director to acquire subsidiary - Guangzhou Monte Fino Yacht Company Limited.

The Company paid $37,500 consulting fee to Honetech Inc., its controlling shareholder during the period ended December 31, 2019.

The Company paid $60,000 consulting fee to Continental Development Corporation, its related party during the period ended December 31, 2019.

Also, the Company received $424,000 consultancy service income from one of its shareholders during the period ended December 31, 2019.

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods and years presented.

NOTE－12COMMITMENTS AND CONTINGENCIES

As of December 31, 2019, the Company has no material commitments and contingencies.

NOTE－13SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019, up through April 2, 2020 the Company issued the audited financial statements.

On January 20, 2020, a Four for One (4:1) forward split took effect on the issued and outstanding shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2019 (the "Termination Date"), the Board of Directors of Vivic Corp (the "Registrant") terminated the engagement of Fruci & Associates II, PLLC as its independent registered public accounting firm.

The reports of Fruci & Associates II, PLLC on the Company’s financial statements for the years ended April 30, 2018 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The reports did include an explanatory paragraph about the uncertainty of the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years and the subsequent interim periods through to the Termination Date, there were no disagreements (as defined in Item 304 of Regulation S-K) with Fruci & Associates II, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Fruci & Associates II, PLLC, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Registrant's most recent fiscal year and the subsequent interim periods through to the Termination Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019  and as of December 31, 2019 Based on that evaluation, our management concluded that  due to lack of segregation of duties and written control policies our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year April 30, 2019 and the eight months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Wen-Chi Huang, Chairman of the Board and Board Director, 46 years’ old, is a resident of Taiwan. He received his Bachelor degree and PhD of Physics from National Cheng-Kung University, Taiwan. He conducted Postdoctoral Research at Department of Materials, National Cheng-Kung University, Taiwan. He won the first place of United Nations Industrial Development Organization Blue Sky Award, the award of Top Ten Outstanding Young Persons in Taiwan, the distinguished scholar of the recruitment program of global experts in Zhejiang Province, China. He was the General Manager of Zhejiang Cangnan Instrument Group, New Energy Division.  He was the consultant of Guangri Group a Chinese company listed on Shanghai A stock market.  He is the Honorary President of the Macao Photovoltaic New Energy Society. He is the distinguished researcher at Zhejiang University, China,  the entrepreneurial mentor at National Chung Hsing University, Taiwan, and the entrepreneurial mentor of Youth Entrepreneurship Service, Fujian Province, China. He is the Chief Executive Officer of Taiwanese Business Association.

Cheng Lung Sung , Secretary, Mr. Cheng Lung Sung, age 52, earned his bachelor degree in Business Administration of International Trade from Feng-Chia University, Taichung, Taiwan, and his MBA degree from City University of Seattle, Washing, US. He worked in the sales division of Chi Mei Electronics Co., Tainan, Taiwan from October 1998 to October 2008. He was the Procurement Manager of Jemitek Electronic Co. in Taipei, Taiwan from December 2008 to August 2012. He was the general managet of Efuton Co, Taipei from 2012 to 2018.

Kuen-Horng Tsai, Supervisor of the Board of Directors and Board Director, 53 years’ old, is a resident of Taiwan. He received Master of Biomedical Engineering from National Cheng Kung University, Taiwan, in 1991 and received PhD in Biomedical Engineering from National Cheng Kung University, Taiwan, in 1997. From January 2002 to July 2005, he was an Associate Professor at Department of Management and Information Technology of Southern Taiwan University of Science and Technology. From August 2005 to January 2008, he was the Associate Professor at the Institute of Mechatronic System Engineering, National University of Tainan, Taiwan. From August 2005 to July 2015, he was the Director of Innovation Incubation Center of National University of Tainan, Taiwan. He was a project reviewer of Taiwan’s National Science Council from August 1998 to present. From January 2008 to present, he is the Professor at the Institute of Mechatronic System Engineering ,National University of Tainan, Taiwan.

Yun-Kuang Kung, Chief Executive Officer, 52 years’ old, is a resident of Taiwan. He received his MBA degree from Cleveland State University. From May 1996 to September 2016, he was the Mainland Marketing Director for Kha Shing Enterprise Co., Ltd (Taiwan). From September 2016 to present, he was the chairman of Guangzhou Montefino Yachts Co., Ltd.  (China).

Cheng-Hsing Hsu , Board Director and Chief Financial Officer, 52 years’ old, is a resident of Taiwan. He received Bachelor of Accounting from Fengjia University, Taiwan and EMBA from  Chengjung University, Taiwan. From May 1993 to February 2000, he was the Manager of Accounting Department of Great Wall Enterprise Co., Ltd, Taiwan. From February 2000 to February 2001, he was the manager of Finance Department of Catcher Technology Company, Taiwan.  From March 2001 to March, 2003, he was the Associate General Manager of Dachan Foods (Asia)Company, Hong Kong. From April 2003 to December 2018, he was the CFO of Nam Liong Group General Management Office. From June 2010 to December 2018, he was the Supervisor at Prolink Microsystems Corp., Taiwan. From May 2013 to December 2018, he was the Supervisor of TIONG LIONG Corporation.

Hwang Liu-Shiang Kung , Board Director, 76 years’ old, is a resident of Taiwan (R.O.C).   She graduated from Tainan Community University. She is a chairman of Jiexin Investment Co., Ltd from June 2018 till present day.  She is a director of Jianyu Material Industry Co., Ltd from September 2017 till present day, a director of Kha Shing Enterprises Co., Ltd. from June 2019 till present day, and a director of Horizon Yacht Co., Ltd. from June 2017 till present day.

Huilan Chen, Board Director , 51 years’ old, is a US resident. She received her Bachelor’s degree in Business Administration in International Trade from Feng-Chia University, Taichung, Taiwan and her MBA degree from Cleveland State University, Ohio, US. From October 1998 to May 2002, she was the product manager of Tsann Kuen Enterprise Co. Ltd  Tainan, Taiwan. From October 2004 to October 2012, she was the Office Manager of Aclor Inc, Georgia, US. From December 2015 to August 2016, she was the Logistic Manager of Uni-All Group Ltd, Georgia, US.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 17, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Officers/Directors	Address	No. of Shares	Percentage
Yun-Kuang Kung CEO	No., 7 Aly. 1 Ln 143 Sec., 2 Lin'an Rd., North Tainan, Taiwan ROC	5,604,344	17.32%
Cheng-Hsing Hsu CFO	97, Yunong 3th St. Eastern District Tainan City, 70125 Taiwan	1,296,000	4.00%
Kuen-Horng Tsai Supervisor	3F, No.66, Lane 133, Dongfeng Rd. North District Tainan City, 70449 Taiwan	96,000	0.30%
Wen-Chi Huang President	2F., No.217, Sec.2, Taihu Rd. Jinhu Township Kinmen County, 891 Taiwan	96,000	0.30%
	Officers and Directors as Total	7,092,344	21.92%
5% and above shareholders

Honetech, Inc	NO. 196, Fushou St., Xinzhuang Dist. New Taipei City, 242 Taiwan (R.O.C.)	8,935,400	27.61%
Wei-Cheng Lin	4F., No.66, Taihe Central St., Neighborhood 18 Ayi Village, Changhua City Changhua County Taiwan	4,921,600	15.21%
Chun Zhi Jin	Room 101, No. 106, 51 Lane Hongxiang Road Songjiang Dist China	2,040,000	6.30%
Su Yueh Chang Tien	No. 76, Sec. 1, Mincyuan Rd. Neighborhood 23 Chenghuang Village, West Central District Tainan Taiwan	1,999,200	6.18%
Chang-Da Tsai	Chang-Da Tsai 16F., No. 201, Shennong Rd., Gushan Dist. Kaohsiung City, Taiwan	5,600,000	17.30%

	5% and above shareholders as Total	23,496,200	72.60%

(1) The percentages below are based on 32,363,200 shares of our common stock issued and outstanding as of March 17, 2020

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

From February 16, 2017 (Inception) through April 30, 2018, the Company owed $10,078 to Yoel Rosario Duran, a former officer and director of the Company. In December 2018, all the loans and due owned to the officers and shareholder have been paid off or forgiven by exchange of buggy and computer equipment.

In December 2018, all the loans and due owned to the former officer has been paid off or forgiven.

In October 15, 2019, the company paid $85,000 to Kung Yun-Kuang, its director to acquire subsidiary - Guangzhou Monte Fino Yacht Company Limited.

The Company paid $37,500 consulting fee to Honetech Inc., its controlling shareholder during the period ended December 31, 2019.

The Company paid $60,000 consulting fee to Continental Development Corporation, its related party during the period ended December 31, 2019.

Also, the Company received $424,000 consultancy service income from one of its shareholders during the period ended December 31, 2019.

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2019, we incurred approximately $40,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2019 and for the reviews of our financial statements for the quarters ended September 30, 2019 and July 31, 2019. The fees for April 30, 2018 audit-related, tax, and other services are: $9,162.

Audit service:	$9,162
Audited related services:	$0
Tax service:	$0
Others:	$0
Total:	$9,162

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 & 31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 & 32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

By: Yun-Kuang Kung

Chief Executive Officer

April 2, 2020