Form 10-KT/A
period 2019-12-31
VIVIC CORP.
filed 2020-05-15
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to FORM 10-KT

[   ] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

187 E. Warm Springs Rd., PMB#B450

Las Vegas, NV 89119

Tel: 702-899-0818

(Address and telephone number of registrant's United States corporate virtual office)

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of December 31, 2019 and May 15, 2020, respectively.

Common stock, $0.001 par value; 70,000,000 shares authorized; 32,363,200 shares and 32,363,200 shares issued and outstanding as of December 31, 2019 and May 15, 2020, respectively.

The aggregate number of shares of Common Stock held by non-affiliates of the Registrant on June 30, 2019 are 5,779,800 shares.

EXPLANATORY NOTE

We are amending the Form 10-KT transitional report for the period from May 1, 2019 to December 31, 2019 to add more substantial disclosure of our business operations and the “risk factors”.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This Amended Annual Report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof.

We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Any forward-looking statements represent management's commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this amended annual report, the terms "we", "us", "our", "the Company", mean VIVIC CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

We were incorporated on February 16, 2017 in the State of Nevada. However, that office is not intended to be staffed by any executives of the Company.  Legal documents and notices are received there.

The company has several offices with employees located in Taiwan, China, and Hong Kong.  The US office will be established soon.

We were initially a travel agency that organized individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours.

Effective on December 21, 2018, Yoel Rosario Duran resigned from all positions he held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director, Dmitriy Perfilyev resigned as the Secretary of the Company. The following new members have been appointed to the board of directors and principal officers of the company:

(1)Wen-Chi Huang was appointed as the Chairman of the Board and Board Director;

(2)Huilan Chen was appointed as the Secretary of the Board, Board Director and Controller of the Company;

(3)Cheng-Hsing Hsu was appointed as the Board Director and Chief Financial Officer of the Company;

(4)Yun-Kuang Kung was appointed as the Chief Executive Officer of the Company;

(5)Kuen-Horng Tsai was appointed as the Supervisor of the Board of Directors and  Board Director; and

(6)Kun-Teng Liao was appointed as the Board Director.

On December 27, 2018, Honetech Inc., a Samoa company, consummates the purchase of 2,499,800 shares of common stock of VIVIC Corp. from Yoel Rosario Duran for the price of $189,984.80, 1,999,800 shares of common stock of VIVIC Corp. from Dmitriy Perfilyev for the price of $151,984.80, and 817,200 free trading shares for the price of $11,440.80 pursuant to the share purchase agreements entered on December 21, 2018. Upon the consummation of those transactions, Honetech Inc. became the controlling shareholder of VIVIC Corp. Honetech Inc. used its company working capital to purchase these shares.

The controlling shareholder of Honetech Inc. is Ms. Yu Cheng, who is the mother-in-law of Yun-Kuang Kung, who is the Chief Executive Officer of VIVIC Corp.  Ms. Cheng has given Mr. Kung a power of attorney and he has discretion regarding voting the shares of VIVIC Corp. that are owned by Honetech Inc.

Starting December 27, 2018, associated with the change of management, we expanded our business operations to include new types of marine tourism.  In addition, we started making efforts to enter into the businesses of constructing marinas and constructing yachts in the mainland China under the brand of Monte Fino.

We also started negotiating with Eco Gas Tech Co., Ltd (“Eco Gas”) to launch the research and development of energy-saving yacht engines. Eco Gas is considered a “related company” as our President also owns shares in Eco Gas.

Eco Gas has represented to us because it owns the advance technology which can achieve energy efficiency of up to 50%. This energy-saving and innovative technology may be applied to new energy-saving engines for yachts. This innovative technology may bring favorable changes to the yachting industry and promote a low-carbon tourism for global environmental protection.

Eco Gas does not have any patents and has not applied for any patents regarding energy-saving engines. Even more than most efforts to enter into new businesses, investors should not rely on this particular effort to be successful.

In 2018, we conducted detailed market research in several countries in Asia.  We decided to expand our marine tourism business in Taiwan, China, and Southeast Asia, where marine tourism was expanding.  Of course, at the present time, tourism in general has been negatively impacted by COVID-19 in a substantial manner.  All references in this Amended Annual Report to tourism are qualified by this significant risk factor.

On October 15, 2019, we acquired Guangzhou Monte Fino Yacht Co., Ltd., a Chinese limited liability company (“Guangzhou Monte Fino”).  Guangzhou Monte Fino holds the exclusive license to use the brand “Monte Fino” in the mainland China.

Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world. Guangzhou Monte Fino is in the process of applying for licenses to develop a yacht marina in Shanwei City, Guangdong Province, China.  Guangzhou Monte Fino is also trying to obtain the necessary licenses to develop a marina in Fujian Province, China.  It  has also developed and operates “Joy Wave”(享浪)，an online yacht rental and leisure service business in Guangzhou, China.

Guangzhou Monte Fino has conducted business in several Chinese provinces, including Guangdong, Fujian and Hainan.  It has received a few awards at the famous China Boat Show.

In the mainland China and Taiwan, primarily through the Internet, we provide third-party yacht and marine tourism services. This marine tourism involves high quality coastal tourism attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

In the field of marine tourism, the number of yachts that can be rented has been increased through a yacht-sharing program system, which can provide services for more customers.

In the field of yacht real estate, we are actively attempting to obtain all of the licenses necessary to construct and operate marinas. Two marina construction projects have reached the development-planning level with the local governments, with total berths of more than 600.

Most of our services and products can be customized according to the requirements of commercially reasonable customers.

ITEM 1A. RISK FACTORS

Because our auditors have raised a going concern, there is an uncertainty that we will be able to continue operations without generating additional revenues or obtaining more funds.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months if we do not generate more revenues or obtain more funds for our business operations. There is no assurance that we can generate more revenues or obtain more investments.

We may not be able to compete effectively against our competitors.

We face strong competition from well-established companies and small independent companies. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide our services and products to customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. Our main competitors in marine tourism are Jetpon Yacht Club, Lucky Bay Yacht Club and Ocean Blue Hatch Company.

We also face keen competition in the prospective business that we intend to engage, including energy-saving engines manufacturing and sales, marina development and operation, and yacht manufacturing and sales. In the energy-saving engines business, our main competitors are ERIC Boating, HENSEN Yacht Company and Ikung Yacht Company. In the marina development and operation business, our main competitors are Seven Star Marina in Shenzhen, Shenzhen Bay Yacht Marina and Wuyuan Bay Yacht Marina. In the yacht manufacturing business, our main competitors are Jetpon Yacht Club, HAISEA Yacht Company and HENSEN Yacht Company.

Many of our main competitors are well-established companies with reputation in the respective industries. Therefore, there is no assurance that we will be able to effectively compete against these competitors.

Declines or disruptions in the tourism industry generally could reduce our revenues.

         We rely on the health and growth of the tourism industry. Tourism is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce tourism are likely to reduce our revenues. Also, due to the nature of our business, we may be subject to liability claims arising out of accidents or disasters causing injury to our customers, including claims for serious personal injury or death. There can be no assurance that we will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance, could adversely affect our business, financial condition and results of operations.

The lack of intellectual property protection might cause adverse impact to our business

Eco Gas, our related company in the energy-saving yacht engines industry, has not applied for or obtained any patent for its proprietary technologies. The lack of patent protection might cause us to lose our technology advantages if our competitors are able to reverse-engineer our technology and produce similar products.

In addition, we don’t own any trade mark. Although we have started the process of applying for trade marks in China, Taiwan and US, there is assurance that the trade mark registration can be obtained timely.

Our lack of revenues and limited operations cause us unable to afford to establish an audit committee.

Since we only had limited operations and did not have much revenue, we are unable to afford to establish an audit committee.

We don’t have any substantial asset in the United States and may not be able to own substantial assets in the United States in the near future.

As a Nevada corporation, we plan to be able to carry out business in the United States eventually. However, currently we don’t have any substantial asset in the U.S. and we may not be able to own any substantial asset in the near future. Lack of substantial assets will make it difficult for us to launch business operations and cause delay to the execution of our business plans in the U.S..

COVID-19 pandemic might cause significant impact to our business operations

Our business could be affected by the recent outbreak of the COVID-19 disease. With an aim to contain the COVID-19 outbreak, both China and Taiwan governments have imposed various strict measures including, but not limited to, travel restrictions, mandatory quarantine requirements, and postponed resumption of business operations. Considering the features of our business in the tourism and recreation industries, we have been experiencing business disruption as a result of those measures to contain the COVID-19 outbreak. Additionally, as COVID-19 continues to evolve into a worldwide health crisis, it has adversely affected the global economy and financial markets. If the COVID-19 outbreak is not effectively controlled in a short period of time, our business and results of operations could be adversely affected to the extent the COVID-19 outbreak harms the world economy generally. The extent to which the COVID-19 outbreak impacts our financial condition and results of operations for the full year of 2020 cannot be reasonably estimated at this time and will depend on future developments that currently cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the COVID-19 outbreak or treat its impact.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our subsidiary entity, Guangzhou Monte Fino, owns a tourist yacht in Guangzhou, China. It is a 13.6 meters-long yacht manufactured by Taiwan Kai Shing in 2016. Guangzhou Monte Fino also owns a white 2018 BYD hybrid car, which was used primarily for business purposes.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 832,000 shares issued and outstanding as of April 30, 2018 and 2019, respectively. There were 832,000 shares and there are 832,000 shares issued and outstanding as of December 31, 2019 and as of March 17, 2020.

Common stock, $0.001 par value; 70,000,000 shares authorized; 117,384,000 and 21,360,000 shares issued and outstanding as of April 30, 2018 and 2019, respectively. 32,363,200 and 32,363,200 shares issued and outstanding as of December 31, 2019 and March 17, 2020, respectively.

Our common stock is quoted on the OTCQB market under the symbol VIVC.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may,""will,""expect,""believe,""anticipate,""estimate,""approximate" or "continue," or the negative thereof.

We intend that such forward-looking statements be subject to the safe harbors for such statements.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern. To evaluate this assumption, the section below with the title of “GOING CONCERN” should be reviewed carefully. In addition, NOTE - 1 to the Audited Financial Statements should also be reviewed carefully.   Based on the assumption stated above, we have not included adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary if we are not able to continue in operation.

We generated net revenues of nil and $99,975 for the years ended April 30, 2018 and 2019 respectively.  For the eight months ended December 31, 2019, the net revenues were $428,340.  The significant rise in net revenues were mainly due to the increase in revenue deriving from consulting services rendered regarding consulting for marina construction and yacht brokerage.

For the year ended April 30, 2018, the net loss was $18,910, which comprised the profit of $7,035 for the discontinued operations.  For the year ended April 30, 2019, the net profit was $26,113.  For the eight months ended December 31, 2019, the net loss was $362,244.  The main factor was the increase in the general and administrative expenses and the impairment loss on acquisition of a subsidiary.

Our general and administrative expenses for the years ended April 30, 2018 and 2019 were $25,945 and $66,921 respectively.  For the eight months ended December 31, 2019, the general and administrative expenses of $448,792 were incurred.  The main reason for the increase in the general and administrative expenses was that the Company expanded its operations.  General and administrative expenses were basically the corporate overhead, such as legal, accounting and office expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2018, our total assets were $18,910, which consisted of $4,904 for the discontinued operations. As of April 30, 2019, the total assets were $181,519.  As of December 31, 2019, the total assets were $851,699.  The rise was mainly caused by the increased cash and cash equivalent.

Our total liabilities were $10,078 and $118,133 as of April 30, 2018 and 2019 respectively.  As of December 31,2019, our total liabilities were $1,023,560.  The amounts due to the related parties generated most of the increase.  The amount due to related parties is $617,180 which were the loan from Honetech Inc. and payable to Go Right Holdings Ltd. and Continental Development Corp.

The accumulated losses were $20,868 as of April 30, 2018, compared to April 30, 2019, the accumulated profits were $5,245.  As of December 31, 2019, the accumulated losses were $344,788.

As of April 30, 2018 and 2019, the total shareholders’ equity was $8,832 and $63,386 respectively.  As of December 31, 2019, the shareholders’ deficit was $287,966.

Cash Flows from Operating Activities

For the year ended April 30, 2018, the net cash used in operating activities was $17,464, which included the cash generated from the discontinued operations of $1,446.  For the year ended April 30, 2019, the net cash generated from operating activities was $34,535. For the eight months ended December 31, 2019, the net cash generated from operating activities was $292,974.  It was primarily caused by an increase in revenue.

Cash Flows from Investing Activities

For the years ended April 30, 2018 and 2019, the cash used in investing activities were $6,150 which wholly related to the discontinued operations and nil respectively.  For the eight months ended December 31, 2019, the cash used in investing activities was $97,032.  The increase was mainly due to the rise in the purchase of fixed assets and acquisition of a subsidiary.

Cash Flows from Financing Activities

For the year ended April 30, 2018, the net cash generated from financing activities was $33,050.  For the year ended April 30, 2019, the net cash generated from financing activities was $121,978.  For the eight months ended December 31, 2019, the net cash generated from financing activities was $185,252.  It was primarily caused by a loan from Honetech Inc. or from its primary owner, Ms. Yu Cheng.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, revenue from operations and one or more additional loans from Honetech Inc. or its primary owner, Ms. Yu Cheng.  Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments.

Based on our business plan, the management anticipates that there will be increases in operating expenses and capital expenditures in: (i) developmental expenses associated with the business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock.

Additional financing may not be available upon acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business opportunities.

Lack of additional investments would significantly and materially restrict our business operations.  In addition, it could prevent VIVIC Corp. from being a going concern.  It is important to review the sections below and discusses/considers this topic in more detail.

MATERIAL COMMITMENTS

As of the date of this Amended Annual Report, we do not have any material commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Amended Annual Report, there are no such arrangements.  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report, in the summary portion, expresses substantial doubt about our ability to continue as a going concern. In addition, NOTE – 1, which accompanies our financial statements, expresses substantial doubt about our ability to continue as a going concern.  In addition, the independent auditor’s opinion and report are based on, at least in significant part, on the Company’s Amended Annual Report.

The financial statements have been prepared "assuming that we will continue as a going concern." That assumes we will be able to raise additional money from investors, effectively use our assets and satisfy our liabilities and commitments in the ordinary course of business. There is no assurance that we can do so.

For the period ended December 31, 2019, we have not established a recurring source of revenue to sufficiently cover our operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if we are not able to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement our strategic plans provide the opportunity to continue as a going concern.  There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

VIVIC Corp. has several significant risk factors that are discussed above in Part I, Item 1A, entitled “Risk Factors”. In addition, as stated in several places in this Amended Annual Report, VIVIC Corp. is a very small company. Its revenue may be smaller than most or perhaps all of its competitors.

VIVIC Corp. may also have fewer employees than most of its competitors.  Several of the executives at VIVIC Corp. started in 2018 and therefore have very little experience with VIVIC Corp.

The businesses in which VIVIC Corp. is currently engaged and the businesses in which VIVIC Corp. intends to engage require a variety of licenses from governmental agencies.  There is no assurance that VIVIC Corp. can obtain or maintain those licenses.

VIVIC Corp. intends to develop energy-saving engines and, in addition, energy-saving yachts.  These yachts will be more expensive than traditional yachts of the same size and comparable equipment.  There is no evidence that a market will exist for this product, although automobiles with similar goals are being produced in reasonably large quantities.

The brand of “Monte Fino is well recognized in many countries.  However, it is not well recognized in the mainland China.

As discussed in other places in this Amended Annual Report, COVID-19 has created many commercial problems.  These problems are particularly severe in the tourism business in general and in the marine-related business.  Until there is an effective vaccine or an effective cure, or perhaps both, we expect our current business and potential future business to be adversely impacted.

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

To the Shareholders and Board of Directors of VIVIC CORP.

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

VIVIC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE PERIOD ENDED DECEMBER 31, 2019 AND

THE YEARS ENDED APRIL 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	8 Months ended December 31,	Years ended April 30,
	2019	2019	2018

Revenues, net	$428,340	$99,975	$-

Cost of revenue	(13,899)	-	-

Gross profit	414,441	99,975	-

Operating expenses
General and administrative	(448,792)	(66,921)	(25,945)

Total operating expenses	(448,792)	(66,921)	(25,945)

Income (loss) from operation	(34,351)	33,054	(25,945)

Other income (expense):
Impairment loss	(299,242)	-	-
Interest expense	(425)	-	-
Interest income	67	-	-
Other income	504	-	-
Exchange difference	325	-	-
Total other income (expense)	(298,771)	-	-

(Loss) income from continuing operations before income taxes	(333,122)	33,054	(25,945)

Income tax expense	(29,122)	(6,941)	-

Net (loss) income from continuing operations	(362,244)	26,113	(25,945)

Net income from discontinued operations	-	-	7,035

NET LOSS	(362,244)	26,113	(18,910)

Net loss attributable to non-controlling interest	(12,211)	-	-

Net (loss) income attributable to Vivic Corp.	(350,033)	26,113	(18,910)

Other comprehensive loss:
Foreign currency translation loss	(1,319)	-	-

COMPREHENSIVE (LOSS) INCOME	(351,352)	26,113	(18,910)

Net loss per share – Basic and Diluted	$(0.01)	$0.00	(0.00)

Weighted average common shares outstanding
– Basic and Diluted	65,548,624	29,515,464	19,252,000

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

FOR THE PERIOD ENDED DECEMBER 31, 2019

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－1ORGANIZATION AND BUSINESS BACKGROUND

VIVIC Corp. (the "Company" or “VIVIC”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017. The business background of the Company is described in the section of this Amended Annual Report entitled “DESCRIPTION OF BUSINESS”.  The reader should review that entire section.

Set forth below is information on organizational developments regarding the Company.  Other organizational-related matters are described in the section of this Amended Annual Report entitled “Description of Business”. Those matters include a significant change in the ownership of equity in the Company and a significant change in the officers and directors of the Company.  During the 8 months ending December 31, 2019, the Company, through its subsidiaries, mainly engaged in providing consultancy services in Hong Kong, Macau and The People’s Republic of China for marina construction and yacht brokerage.

On August 2, 2019, the Company formed a wholly owned subsidiary named Vivic Corporation (Guangzhou) Co., Limited in the People’s Republic of China.

On September 19, 2019, the Company approved the change of fiscal year from April 30 to December 31.

On October 15, 2019, the Company completed the acquisition of 100% ownership of Guangzhou Monte Fino Yacht Company Limited in the People’s Republic of China.

On November 22, 2019, the Company formed a wholly owned subsidiary named Vivic Corporation (Fujian) Co., Limited in the People’s Republic of China.

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

The Company is actively working together with Eco Gas Tech Co. Ltd.  in an attempt to develop an energy-efficient engine to be used in yachts.  Eco Gas is owned by the President of VIVIC Corp.  Those two companies work closely together and are closely related.

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

TEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Wen-Chi Huang: Chairman of the Board and Board Director, 46 years’ old, is a resident of Taiwan. He received his Bachelor degree and PhD of Physics from National Cheng-Kung University, Taiwan. He conducted Postdoctoral Research at Department of Materials, National Cheng-Kung University, Taiwan. He won the first place of United Nations Industrial Development Organization Blue Sky Award, the award of Top Ten Outstanding Young Persons in Taiwan, the distinguished scholar of the recruitment program of global experts in Zhejiang Province, China. He was the General Manager of Zhejiang Cangnan Instrument Group, New Energy Division.  He was the consultant of Guangri Group a Chinese company listed on Shanghai A stock market.  He is the Honorary President of the Macao Photovoltaic New Energy Society. He is the distinguished researcher at Zhejiang University, China,  the entrepreneurial mentor at National Chung Hsing University, Taiwan, and the entrepreneurial mentor of Youth Entrepreneurship Service, Fujian Province, China. He is the Chief Executive Officer of Taiwanese Business Association.

Cheng Lung Sung: Secretary, Mr. Cheng Lung Sung, age 52, earned his bachelor degree in Business Administration of International Trade from Feng-Chia University, Taichung, Taiwan, and his MBA degree from City University of Seattle, Washing, US. He worked in the sales division of Chi Mei Electronics Co., Tainan, Taiwan from October 1998 to October 2008. He was the Procurement Manager of Jemitek Electronic Co. in Taipei, Taiwan from December 2008 to August 2012. He was the general managet of Efuton Co, Taipei from 2012 to 2018.

Kuen-Horng Tsai: Supervisor of the Board of Directors and Board Director, 53 years’ old, is a resident of Taiwan. He received Master of Biomedical Engineering from National Cheng Kung University, Taiwan, in 1991 and received PhD in Biomedical Engineering from National Cheng Kung University, Taiwan, in 1997. From January 2002 to July 2005, he was an Associate Professor at Department of Management and Information Technology of Southern Taiwan University of Science and Technology. From August 2005 to January 2008, he was the Associate Professor at the Institute of Mechatronic System Engineering, National University of Tainan, Taiwan. From August 2005 to July 2015, he was the Director of Innovation Incubation Center of National University of Tainan, Taiwan. He was a project reviewer of Taiwan’s National Science Council from August 1998 to present. From January 2008 to present, he is the Professor at the Institute of Mechatronic System Engineering, National University of Tainan, Taiwan.

Yun-Kuang Kung: Chief Executive Officer, 52 years’ old, is a resident of Taiwan. He received his MBA degree from Cleveland State University. From May 1996 to September 2016, he was the Mainland Marketing Director for Kha Shing Enterprise Co., Ltd (Taiwan). From September 2016 to present, he was the chairman of Guangzhou Montefino Yachts Co., Ltd.  (China).

Cheng-Hsing Hsu: Board Director and Chief Financial Officer, 52 years’ old, is a resident of Taiwan. He received a Bachelor of Accounting from Fengjia University, Taiwan and EMBA from  Chengjung University, Taiwan. From May 1993 to February 2000, he was the Manager of Accounting Department of Great Wall Enterprise Co., Ltd, Taiwan. From February 2000 to February 2001, he was the manager of Finance Department of Catcher Technology Company, Taiwan.  From March 2001 to March, 2003, he was the Associate General Manager of Dachan Foods (Asia)Company, Hong Kong. From April 2003 to December 2018, he was the CFO of Nam Liong Group General Management Office. From June 2010 to December 2018, he was the Supervisor at Prolink Microsystems Corp., Taiwan. From May 2013 to December 2018, he was the Supervisor of TIONG LIONG Corporation.

Hwang Liu-Shiang Kung: Board Director, 76 years’ old, is a resident of Taiwan (R.O.C).   She graduated from Tainan Community University. She is a chairman of Jiexin Investment Co., Ltd from June 2018 till present day.  She is a director of Jianyu Material Industry Co., Ltd from September 2017 till present day, a director of Kha Shing Enterprises Co., Ltd. from June 2019 till present day, and a director of Horizon Yacht Co., Ltd. from June 2017 till present day.

Huilan Chen: Board Director, 51 years’ old, is a US resident. She received her Bachelor’s degree in Business Administration in International Trade from Feng-Chia University, Taichung, Taiwan and her MBA degree from Cleveland State University, Ohio, US. From October 1998 to May 2002, she was the product manager of

Tsann Kuen Enterprise Co. Ltd.  Tainan, Taiwan. From October 2004 to October 2012, she was the Office Manager of Aclor Inc, Georgia, US. From December 2015 to August 2016, she was the Logistic Manager of Uni-All Group Ltd., Georgia, US.

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

(1) The percentages below are based on 32,363,200 shares of our common stock issued and outstanding as of May 15, 2020

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

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Amended Annual Report.

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

May 15, 2020