Form 10-Q
period 2020-03-31
VIVIC CORP.
filed 2020-05-20
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

187 E Warm Springs Rd., PMB#B450

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of May 20, 2020 and March 31, 2020, respectively.
Common stock, $0.001 par value; 70,000,000 shares authorized; 32,363,200 shares and 32,363,200 shares issued and outstanding as of May 20, 2020 and March 31, 2020, respectively.

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
Signatures

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$325,240	$562,503
Trade receivable	4,000	-
Deposits and prepayments	123,621	-
Other receivables	35,458	23,656

Total current assets	488,319	586,159

Non-current assets:
Property, plant and equipment, net	251,862	265,540

TOTAL ASSETS	$740,181	$851,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payable	$21,159	$12,448
Accrued liabilities and other payable	292,820	306,248
Deferred revenue	26,337	36,841
Amounts due to related parties	596,712	617,180
Current portion of lease liability	5,072	5,022
Income tax payable	36,361	36,063

Total current liabilities	978,461	1,013,802

Non-current liabilities:
Lease liability	8,222	9,758

TOTAL LIABILITIES	986,683	1,023,560

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 32,363,200 and 32,363,200 shares issued and outstanding as of March 31, 2020 and December 31, 2019	32,363	32,363
Additional paid-in capital	24,946	24,946
Accumulated other comprehensive income (loss)	3,370	(1,319)
Accumulated deficits	(417,653)	(344,788)

Total Vivic Corp. shareholders’ deficit	(356,142)	(287,966)
Non-controlling interest	109,640	116,105

Total equity	(246,502)	(171,861)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$740,181	$851,699

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2020	2019

Revenues, net	$111,877	$-

Cost of revenue	(5,158)	-

Gross profit	106,719	-

Operating expenses
General and administrative expenses	(176,347)	(25,189)

Total operating expenses	(176,347)	(25,189)

Loss from operations	(69,628)	(25,189)

Other income (expense)
Interest expense	(390)	-
Interest income	17	-

Total other expense	(373)	-

Loss before income taxes	(70,001)	(25,189)

Income taxes	(9,329)	-

NET LOSS	(79,330)	(25,189)

Net loss attributable to non-controlling interest	(6,465)	-

Net loss income attributable to Vivic Corp.	$(72,865)	$(25,189)

Other comprehensive loss:
Foreign currency translation loss	4,689	-

COMRPEHENSIVE LOSS	$(68,176)	$(25,189)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic and Diluted	32,363,200	21,360,000

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(79,330)	$(25,189)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	9,294	-

Change in operating assets and liabilities:
Trade receivable	(4,000)	-
Other receivables	(11,802)	-
Deposits and prepayments	(123,621)	(11,601)
Deferred revenue	(10,504)	-
Trade payable	8,711	-
Accrued liabilities and other payables	(13,428)	16,755
Income tax payable	298	-

Net cash used in operating activities	(224,382)	(20,035)

Cash flows from financing activities:
(Repayment to) advances from related parties	(20,468)	99,937
Proceeds from issuance of common and preferred stocks	-	24,838
Repayment of lease liability	(1,235)	-

Net cash (used in) generated from financing activities	(21,703)	124,775

Effect on exchange rate change on cash and cash equivalents	8,822	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(237,263)	104,740

BEGINNING OF PERIOD	562,503	-

END OF PERIOD	$325,240	$104,740

Supplemental Cash Flows Information:
Cash paid for interest	$390	$-
Cash paid for tax	$9,031	$-

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ deficit
	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2020	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Foreign currency translation adjustment	-	-	-	-	-	4,689	-	-	4,689
Net loss for the period	-	-	-	-	-	-	(72,865)	(6,465)	(79,330)

Balance as of March 31, 2020	832,000	$832	32,363,200	32,363	$24,946	$3,370	$(417,653)	$109,640	$(246,502)

Balance as of January 1, 2019	-	$-	21,360,000	21,360	$11,943	$-	$(32,904)	$-	$399

Share issued for capital proceeds of $15,600	832,000	832	96,024,000	96,024	(72,018)	-	-	-	24,838
Net loss for the year	-	-	-	-	-	-	(25,189)	-	(25,189)

Balance as of March 31, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$(58,093)	$-	$48

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

We also started to develop energy-saving yacht engines. Because it has advanced technology, it can achieve up to 50% energy efficiency. This energy-saving and innovative technology may be applied to new energy-saving engines for yachts. This innovative technology may bring favorable changes to the yachting industry and promote a low-carbon tourism for global environmental protection.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Vivic Corporation (Guangzhou) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB10,000,000 Paid up: RMB0	75%

Vivic Corporation (Fujian) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB10,000,000 Paid up: RMB0	75%

Guangzhou Monte Fino Yacht Company Limited	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB2,873,441) (2019: RMB2,244,758)	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB220,000 (2019: RMB140,000)	100%

Guangzhou Khashing Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB143,000 (2019: RMB73,000)	90%

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

●Risks and Uncertainties

(1)Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months if we do not generate more revenues or obtain more funds for our business operations. There is no assurance that we can generate more revenues or obtain more investments.

(2)We face strong competition from well-established companies and small independent companies. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide our services and products to customers. Our opportunity to obtain customers may be limited by our financial resources and other assets.

(3)We rely on the health and growth of the tourism industry. Tourism is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce tourism are likely to reduce our revenues. Also, due to the nature of our business, we may be subject to liability claims arising out of accidents or disasters causing injury to our customers, including claims for serious personal injury or death. There can be no assurance that we will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance, could adversely affect our business, financial condition and results of operations.

(4)Since we only had limited operations and did not have much revenue, we are unable to afford to establish an audit committee.

(5)As a Nevada corporation, we plan to be able to carry out business in the United States eventually. However, currently we don’t have any substantial asset in the U.S. and we may not be able to own any substantial asset in the near future. Lack of substantial assets will make it difficult for us to launch business operations and cause delay to the execution of our business plans in the U.S.

(6)VIVIC Corp. has not used a private placement memorandum, a registered stock offering or any other type of formal disclosure connected with prior sales of securities.  Therefore, there is risk that investors might seek to reverse prior purchase transactions and ask for a return of their money.

(7)Our business could be affected by the recent outbreak of the COVID-19 disease. With an aim to contain the COVID-19 outbreak, both China and Taiwan governments have imposed various strict measures including, but not limited to, travel restrictions, mandatory quarantine requirements, and postponed resumption of business operations. Considering the features of our business in the tourism and recreation industries, we have been experiencing business disruption as a result of those measures to contain the COVID-19 outbreak. Additionally, as COVID-19 continues to evolve into a worldwide health crisis, it has adversely affected the global economy and financial markets. If the COVID-19 outbreak is not effectively controlled in a short period of time, our business and results of operations could be adversely affected to the extent the COVID-19 outbreak harms the world economy generally. The extent to which the COVID-19 outbreak impacts our financial condition and results of operations for the full year of 2020 cannot be reasonably estimated at this time and will depend on future developments that currently cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the COVID-19 outbreak or treat its impact.

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

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2020, there was no allowance for doubtful accounts.

●Property, plant and equipment

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

●Revenue recognition

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

For the three months ended March 31, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2020 and December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Period-end RMB:US$ exchange rate	7.0876	6.9668
Period average RMB:US$ exchange rate	6.9798	6.9668
Period-end HK$:US$ exchange rate	7.7525	7.7872
Period average HK$:US$ exchange rate	7.7705	7.8346

●Lease

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

●Concentrations and credit risk

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

●Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be adopted on a prospective basis. The adoption of ASU 2017-04 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”).  ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE－4GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from net loss of $79,330 during the three months ended March 31, 2020. Also, at March 31, 2020, the Company has incurred the accumulated deficits of $417,653 and working capital deficit of $490,142. . In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.  It has been stated in Risks and Uncertainties of NOTE - 3..

The continuation of the Company as a going concern through March 31, 2021 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
		(Audited)
At cost:
Service yacht	$348,525	$354,568
Motor vehicle	17,855	18,164
Less: accumulated depreciation	(114,518)	(107,192)
	$251,862	$265,540

Depreciation expense for the three months ended March 31, 2020 and 2019 were $9,294 and $0, respectively.

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

NOTE－7LEASE LIABILITY

The Company purchased a service vehicle under a financing lease arrangement with the effective interest rate of 2.25% per annum, due through August 30, 2022, with principal and interest payable monthly. The lease liability is as follows:

Right of use assets and Lease liability – right of use are as follows:

	March 31, 2020	December 31, 2019
		(Audited)

Right of use assets	$13,294	$17,256

Current portion	$5,072	$5,022
Non-current portion	8,222	9,758

Total	$13,294	$14,780

The lease liability – right of use is as follows:

	March 31, 2020	December 31, 2019
		(Audited)

Current portion	$5,072	$5,022
Non-current portion	8,222	9,758

Total	$13,294	$14,780

As of March 31, 2020, the maturities of the lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending March 31:
2020	$6,476
2021	6,476
2022	3,612

Total:	$16,564

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019

Income (loss) before income taxes	$44,428	$(24,406)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	9,329	(5,125)
Tax effect of allowance	-	5,125
Income tax expense	$9,329	$-

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019

Loss before income taxes	$(33,975)	$-
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	(6,795)	-
Net operating loss	6,795	-
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019

Loss before income taxes	$(16,959)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,798)	-
Tax effect of non-taxable income	(1)
Net operating loss	2,799	-
Income tax expense	$-	$-

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019

Loss before income taxes	$(63,495)	$-
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(15,874)	-
Net operating loss	15,874	-
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
		(Audited)
Deferred tax assets on
Net operating loss carryforwards:
-Taiwan	$6,795	$7,365
-Hong Kong	2,799	6,319
-PRC	15,874	24,152
Less: valuation allowance	(25,468)	(37,836)
Deferred tax assets, net	$-	$-

As of March 31, 2020, the operations in incurred $114,429 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards. The Company has provided for a full valuation allowance against the deferred tax assets of $25,468 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－9SHAREHOLDERS’ DEFICIT

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Shares

As of March 31, 2020 and December 31, 2019, the Company had a total of 832,000 and 832,000 shares of its preferred stock issued and outstanding, respectively.

Common Shares

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

As of March 31, 2020 and December 31, 2019, the Company had a total of 32,363,200, and 32,363,200 shares of its common stock issued and outstanding, respectively.

NOTE－10RELATED PARTY TRANSACTIONS

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

The Company paid $9,000 and $7,500 consulting fee to Honetech Inc., its controlling shareholder during the three months ended March 31, 2020 and 2019, respectively.

The Company paid $15,000 and $0 consulting fee to Continental Development Corporation., its related party during the three months ended March 31, 2020 and 2019, respectively.

Three of the subsidiaries have been provided free office space by Guangzhou Monte Fino Yacht Company Limited. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－11COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, the Company has no material commitments and contingencies.

NOTE－12SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred March 31, 2020, up through May [14], 2020 the Company presented the condensed consolidated financial statements.

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

We generated net revenues of nil and $111,877 for the period ended March 31, 2019 and 2020 respectively.  The rise in net revenues were mainly due to the increase in revenue deriving from consulting services rendered regarding consulting for marina construction and yacht brokerage.

For period ended March 31, 2019, the net loss was $25,189, compared to the same period ended 2020, the net loss was $79,330.  The main factor for the change in the net loss was that the general and administrative expenses increased.  Our general and administrative expenses for the same period ended March 31, 2019 and 2020 were $25,189 and $176,347 respectively.  The main reason for the increase in the general and administrative expenses was that the company expanded its operations.  General and administrative expenses were basically the corporate overhead, such as legal, accounting, employees’ remuneration and office expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, the total assets were $851,699, compared it as of March 31, 2020, the total assets were $740,181.    The fall in total assets was mainly caused by the decreased cash and cash equivalent and the deposits in the consultation service on manufacturing yachts.  Our total liabilities were and $1,023,560 and $986,683, as of December 31, 2019  and March 31, 2020 respectively.  As of March 31, 2020, the total liabilities included amounts due to related parties of $596,712.  The accumulated deficits were $344,788 as of December 31, 2019, compared it as of March 31, 2020, the accumulated deficits were $417,653.  The increase in the accumulated deficits was mainly caused by the rising corporate overhead.  As of December 31, 2019 and March 31, 2020 , the total shareholders’ deficit was $287,966 and $356,142 respectively.  It was primarily caused by the change in the accumulated deficits.

Cash Flows from Operating Activities

For the period ended March 31, 2019, the net cash used in operating activities was $20,035, compared to the same period ended 2020, it was $224,382.  The increase in the net cash used in operating activities was mainly due to the deposits in the consultation service on manufacturing yachts.

Cash Flows from Investing Activities

For the same period ended March 31, 2019 and 2020, there was no cash flows from investing activities.

Cash Flows from Financing Activities

For the period ended March 31, 2019, the net cash generated from financing activities was $124,775, compared to the same period ended 2020, the net cash used in financing activities was $21,703.  The change was primarily caused by the repayment to related parties during the period.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, there are no such arrangements.  We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue operating as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which states that we will realize our assets and satisfy any liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ended March 31, 2020

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2020.

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

Dated: May 20, 2020

VIVIC CORP.

/s/ Yun-Kuang Kung

___________________

By: Yun-Kuang Kung

Chief Executive Officer

/s/ Cheng-Hsing Hsu

___________________

By: Cheng-Hsing Hsu

Chief Financial Officer