Form 10-Q
period 2020-06-30
VIVIC CORP.
filed 2020-08-10
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer [  ]Non-accelerated filer [ X ]Accelerated filer [   ]

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of July 30 2020 and June 30, 2020, respectively.
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,933,921 shares and 12,850,759 shares issued and outstanding as of July 30, 2020 and June 30, 2020, respectively.

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
Signatures

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (Audited)

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended June 30, 2020 and 2019

Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2020 and 2019

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Six Months ended June 30, 2020 and 2019

Notes to Condensed Consolidated Financial Statements

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$215,332	$562,503
Trade receivable	34,000	-
Deposits and repayments	64,749	-
Other receivables	34,269	23,656

Total current assets	348,350	586,159

Non-current assets:
Property, plant and equipment, net	246,122	265,540

TOTAL ASSETS	$594,472	$851,699

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade payable	$13,157	$12,448
Accrued liabilities and other payable	101,956	306,248
Deferred revenue	16,506	36,841
Amounts due to related parties	965,467	617,180
Current portion of lease liability	5,182	5,022
Income tax payable	27,032	36,063

Total current liabilities	1,129,300	1,013,802

Non-current liabilities:
Lease liability	6,875	9,758

TOTAL LIABILITIES	1,136,175	1,023,560

Commitments and contingencies	-	-

Shareholders’ deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 12,850,759 and 32,363,200 shares issued and outstanding as of June 30, 2020 and December 31, 2019	12,851	32,363
Additional paid-in capital	44,458	24,946
Accumulated other comprehensive loss	(4,376)	(1,319)
Accumulated deficits	(697,788)	(344,788)

Total Vivic Corp. shareholders’ deficit	(644,023)	(287,966)
Non-controlling interest	102,320	116,105

Total deficit	(541,703)	(171,861)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$594,472	$851,699

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

REVENUE	$42,741	$325,975	$154,618	$325,975

Cost of revenue	5,158	-	-	-

Gross profit	47,899	325,975	154,618	325,975

Operating expenses:
General and administrative expenses	$(358,394)	$(44,061)	$(534,741)	(69,250)

Total operating expenses	(358,394)	(44,061)	(534,741)	(69,250)

(Loss) income from operations	(310,495)	281,914	(380,123)	256,725

Other income:
Interest income	44	-	61	-
Interest expense	(350)	-	(740)	-
Other income	13,651	-	13,651	-
Exchange gain	366	-	366	-

Total other income (expense)	13,711	-	13,338	-

(Loss) income before income taxes	(296,784)	281,914	(366,785)	256,725

Income tax credit (expense)	9,329	(18,332)	-	(18,332)

NET (LOSS) INCOME	(287,455)	263,582	(366,785)	238,393

Net loss attributable to non-controlling interest	(7,320)	-	(13,785)	-

Net income (loss) income attributable to Vivic Corp.	$(280,135)	$263,582	$(353,000)	$238,393

Other comprehensive loss:
Foreign currency translation loss	(7,746)	-	(3,057)	-

COMRPEHENSIVE INCOME (LOSS)	$(287,881)	$263,582	$(356,057)	$238,393

Net loss per share – Basic and Diluted	$(0.01)	$0.00	$(0.01)	$0.01

Weighted average common shares outstanding
– Basic and Diluted	31,793,138	117,384,000	32,078,169	46,431,675

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(366,785)	$238,393
Adjustments to reconcile net (loss) income to net cash (used in) generated from operating activities
Depreciation of property, plant and equipment	18,489	-

Change in operating assets and liabilities:
Accounts receivable	(34,000)	(66,000)
Other receivables	(10,613)	(109,050)
Deposits and prepayments	(64,749)	399
Deferred revenue	(20,335)	-
Accounts payable	709	6,000
Accrued liabilities and other payables	(204,292)	12,405
Income tax payable	(9,031)	6,941

Net cash (used in) generated from operating activities	(690,607)	89,088

Cash flows from financing activities:
Advances from related parties	348,287	120,040
Proceeds from issuance of common and preferred stocks	-	24,838
Repayment of lease liability	(2,511)	-

Net cash generated from financing activities	345,776	144,878

Effect on exchange rate change on cash and cash equivalents	(2,340)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(347,171)	233,966

BEGINNING OF PERIOD	562,503	-

END OF PERIOD	$215,332	$233,966

Supplemental Cash Flows Information:
Cash paid for interest	$740	$-
Cash paid for tax	$9,031	$-

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended June 30, 2020
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ deficit
	No. of shares	Amount	No. of shares	Amount

Balance as of April 1, 2020	832,000	$832	32,363,200	32,363	$24,946	$3,370	$(417,653)	$109,640	$(246,502)

Cancellation of shares	-	-	(19,512,441)	(19,512)	19,512	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(7,746)	-	-	(7,746)
Net loss for the period	-	-	-	-	-	-	(280,135)	(7,320)	(287,455)

Balance as of June 30, 2020	832,000	$832	12,850,759	12,851	$44,458	$(4,376)	$(697,788)	$102,320	$(541,703)

Balance as of April 1, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$(58,093)	$-	$48

Net income for the period	-	-	-	-	-	-	263,582	-	263,582

Balance as of June 30, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$205,489	$-	$263,630

	Six Months Ended June 30, 2020
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ deficit
	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2020	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Cancellation of shares	-	-	(19,512,441)	(19,512)	19,512	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(3,057)	-	-	(3,057)
Net loss for the period	-	-	-	-	-	-	(353,000)	(13,785)	(366,785)

Balance as of June 30, 2020	832,000	$832	12,850,759	12,851	$44,458	$(4,376)	$(697,788)	$102,320	$(541,703)

Balance as of January 1, 2019	-	$-	21,360,000	21,360	$11,943	$-	$(32,904)	$-	$399

Share issued for capital proceeds of $15,600	832,000	832	96,024,000	96,024	(72,018)	-	-	-	24,838
Net income for the period	-	-	-	-	-	-	238,393	-	238,393

Balance as of June 30, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$205,489	$-	$263,630

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2019.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Vivic Corporation (Guangzhou) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB10,000,000 Paid up: RMB353,343	75%

Vivic Corporation (Fujian) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB10,000,000 Paid up: RMB0	75%

Guangzhou Monte Fino Yacht Company Limited	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB2,873,441 (2019: RMB2,244,758)	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB330,000 (2019: RMB140,000)	100%

Guangzhou Khashing Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB223,000 (2019: RMB73,000)	90%

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

(4)Eco Gas, our related company in the energy-saving yacht engines industry, has not applied for or obtained any patent for its proprietary technologies. The lack of patent protection might cause us to lose our technology advantages if our competitors are able to reverse-engineer our technology and produce similar products. In addition, we don’t own any trade mark. Although we have started the process of applying for trade marks in China, Taiwan and US, there is assurance that the trade mark registration can be obtained timely.

(5)Since we only had limited operations and did not have much revenue, we are unable to afford to establish an audit committee.

(6)As a Nevada corporation, we plan to be able to carry out business in the United States eventually. However, currently we don’t have any substantial asset in the U.S. and we may not be able to own any substantial asset in the near future. Lack of substantial assets will make it difficult for us to launch business operations and cause delay to the execution of our business plans in the U.S.

(7)VIVIC Corp. has not used a private placement memorandum, a registered stock offering or any other type of formal disclosure connected with prior sales of securities.  Therefore, there is risk that investors might seek to reverse prior purchase transactions and ask for a return of their money.

(8)Our business could be affected by the recent outbreak of the COVID-19 disease. With an aim to contain the COVID-19 outbreak, both China and Taiwan governments have imposed various strict measures including, but not limited to, travel restrictions, mandatory quarantine requirements, and postponed resumption of business operations. Considering the features of our business in the tourism and recreation industries, we have been experiencing business disruption as a result of those measures to contain the COVID-19 outbreak. Additionally, as COVID-19 continues to evolve into a worldwide health crisis, it has adversely affected the global economy and financial markets. If the COVID-19 outbreak is not effectively controlled in a short period of time, our business and results of operations could be adversely affected to the extent the COVID-19 outbreak harms the world economy generally. The extent to which the COVID-19 outbreak impacts our financial condition and results of operations for the full year of 2020 cannot be reasonably estimated at this time and will depend on future developments that currently cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the COVID-19 outbreak or treat its impact.

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

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2020, there was no allowance for doubtful accounts.

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

For the three and six months ended June 30, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2020 and December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Period-end RMB:US$ exchange rate	7.0682	6.9668
Period average RMB:US$ exchange rate	7.0324	6.9668
Period-end HK$:US$ exchange rate	7.7501	7.7872
Period average HK$:US$ exchange rate	7.7607	7.8346

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

The Company has suffered from net loss of $366,785 during the six months ended June 30, 2020. Also, at June 30, 2020, the Company has incurred the accumulated deficits of $697,788 and working capital deficit of $780,950. . In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through June 30, 2021 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
At cost:
Service yacht	$349,481	$354,568
Motor vehicle	20,691	18,164
Less: accumulated depreciation	(124,050)	(107,192)
	$246,122	$265,540

Depreciation expense for the three months ended June 30, 2020 and 2019 were $9,195 and $0, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 were $18,489 and $0, respectively.

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

NOTE－7LEASE LIABILITY

The Company purchased a service vehicle under a financing lease arrangement with the effective interest rate of 2.25% per annum, due through August 30, 2022, with principal and interest payable monthly. The lease liability is as follows:

Right of use assets and Lease liability – right of use are as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

Right of use assets	$12,057	$17,256

Current portion	$5,182	$5,022
Non-current portion	6,875	9,758

Total	$12,057	$14,780

The lease liability – right of use is as follows:

	June 30, 2020	December 31, 2019
		(Audited)

Current portion	$5,182	$5,022
Non-current portion	6,875	9,758

Total	$12,057	$14,780

As of June 30, 2020, the maturities of the lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending June 30:
2020	$6,494
2021	6,494
2022	541

Total:	$13,529

NOTE－8INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

VIVC is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019

(Loss) income before income taxes	$(181,230)	$256,725
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(38,058)	53,912
Tax effect of allowance	38,058	(35,580)
Income tax expense	$-	$18,332

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019

Loss before income taxes	$(64,881)	$-
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	(12,976)	-
Net operating loss	12,976	-
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019

Loss before income taxes	$(32,569)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(5,373)	-
Tax effect of non-taxable income	(1)
Net operating loss	5,374	-
Income tax expense	$-	$-

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019

Loss before income taxes	$(88,105)	$-
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(22,026)	-
Net operating loss	22,026	-
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Deferred tax assets on
Net operating loss carryforwards:
-United States	$38,058	$-
-Taiwan	12,976	7,365
-Hong Kong	5,374	6,319
-PRC	22,026	24,152
Less: valuation allowance	(78,434)	(37,836)
Deferred tax assets, net	$-	$-

As of June 30, 2020, the operations incurred $366,785 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards. The Company has provided for a full valuation allowance against the deferred tax assets of $78,434 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－9SHAREHOLDERS’ DEFICIT

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Stock

As of June 30, 2020 and December 31, 2019, the Company had a total of 832,000 and 832,000 shares of its preferred stock issued and outstanding, respectively.

Common Stock

On June 29, 2020, the Company approved the share cancellation agreements to cancel 19,512,441 shares of common stock held by a group of individuals and entities.

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

As of June 30, 2020 and December 31, 2019, the Company had a total of 12,850,759 and 32,363,200 shares of its common stock issued and outstanding, respectively.

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

The Company paid $18,000 and $19,500 consulting fee to Honetech Inc., its controlling shareholder during the six months ended June 30, 2020 and 2019, respectively.

The Company paid $30,000 and $0 consulting fee to Continental Development Corporation., its related party during the six months ended June 30, 2020 and 2019, respectively.

The Company paid $200,000 and $0 consulting fee to Go Right Holdings Limited., its controlling shareholder during the six months ended June 30, 2020 and 2019, respectively.

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

NOTE－11COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company has no material commitments and contingencies.

NOTE－12SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred June 30, 2020, up through August 7, 2020 the Company presented the condensed consolidated financial statements.

On July 10, 2020, the Company approved the issuance of the 13,083,162 shares of common stock to a group of individuals and entities pursuant to the stock purchase agreements.

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

We generated net revenues of $42,741 and $325,975 for the three months ended June 30, 2020 and 2019 respectively.   The net revenues were generated for the six months ended June 30, 2020 and 2019 were $154,618 and $325,975 respectively.   The fall in net revenues was primarily due to the decrease in revenue deriving from consulting services rendered on sales and marketing of yachts, which adversely influenced by the COVID-19 pandemic outbreak in 2020.

The net loss was $287,455 and net income was $263,582 for the three months ended June 30, 2020 and 2019 respectively.  The net loss was $366,785 and net income was $238,393 for the six months ended June 30, 2020 and 2019 respectively.  The main reason for the increased losses was that the revenue deriving from consulting services rendered on sales and marketing of yachts decreased with the harmful impact from COVID-19 pandemic outbreak in 2020.

The general and administrative expenses incurred for the three months ended June 30, 2020 and 2019 were $358,394 and $44,061 respectively.  The general and administrative expenses incurred for the six months ended June 30, 2020 and 2019 were $534,741 and $69,250 respectively.  The fundamental reasons for the rise in the general and administrative expenses were that the company expanded its operations with increased legal fee, consultancy fee on business planning and projects, and staffing when comparing the same period between 2020 and 2019.  General and administrative expenses were basically the business expenses and corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020 and December 31, 2019, our total assets were $594,472 and $851,699 respectively.  The fall in total assets was primarily caused by the decreased cash and cash equivalent.   As of June 30, 2020 and December 31, 2019, our total liabilities were $1,136,175 and $1,023,560 respectively.  They kept steady and mostly were the amounts due to related parties.  The accumulated deficits were $697,788 as of June 30, 2020, compared it as of December 31, 2019, accumulated deficits were $344,788.  The increase in the accumulated deficits was basically caused by the decreased net revenues, which negatively affected by the COVID-19 pandemic outbreak in 2020, and the increased general and administrative expenses.   The total liabilities and shareholders’ deficit as of June 30, 2020 and December 31, 2019 were $594,472 and $851,699 respectively.  It was mainly caused by the rise in the accumulated deficits.

Cash Flows from Operating Activities

For the period ended June 30, 2020, the net cash used in operating activities was $690,607, compared to the same period ended 2019, the net cash generated from operating activities was $89,088.  The change in cash in operating activities between these two periods was primarily due to the increase in the net loss and the accrual for the consultancy fee on business planning and projects.

Cash Flows from Investing Activities

For the same period ended June 30, 2020 and 2019, there was no cash flows from investing activities.

Cash Flows from Financing Activities

For the same period ended June 30, 2020 and 2019, the net cash generated from financing activities were $345,776 and $144,878 respectively.  The change between these two periods was mostly caused by the increase in advances from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ended June 30, 2020

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2020.

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

Dated: August 10, 2020

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Cheng-Hsing Hsu

___________________

By: Cheng-Hsing Hsu

Chief Financial Officer