Form 10-Q
period 2020-09-30
VIVIC CORP.
filed 2020-11-12
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

702-899-0818

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VIVC	OTCQB

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of September 30, 2020.
Common stock, $0.001 par value; 70,000,000 shares authorized 24,470,166 shares issued and outstanding as of September 30, 2020.

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
Signatures

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Balance Sheets as of September 30, 2020and December 31, 2019 (Audited)

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Nine Months ended September 30, 2020 and 2019

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020and 2019

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2020 and 2019

Notes to Condensed Consolidated Financial Statements

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$276,301	$562,503
Accounts receivable	64,000	-
Deposits and prepayments	172,160	-
Other receivables	124,983	23,656

Total current assets	637,444	586,159

Non-current assets:
Property, plant and equipment, net	246,055	265,540

TOTAL ASSETS	$883,499	$851,699

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,908	$12,448
Accrued liabilities and other payables	106,924	306,248
Deferred revenue	6,862	36,841
Amounts due to related parties	197,936	617,180
Income tax payable	5,032	36,063
Current portion of lease liability	5,484	5,022

Total current liabilities	337,146	1,013,802
Non-current liabilities:
Lease liability	5,688	9,758
Promissory note	87,500	-

Total non-current liabilities	93,188	9,758
TOTAL LIABILITIES	430,334	1,023,560

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 24,470,166 and 32,363,200 shares issued and outstanding as of September 30, 2020 and December 31, 2019	24,470	32,363
Additional paid-in capital	1,341,155	24,946
Accumulated other comprehensive loss	(15,502)	(1,319)
Accumulated deficits	(990,736)	(344,788)

Total Vivic Corp. shareholders’ equity (deficit)	360,219	(287,966)
Non-controlling interest	92,946	116,105

Total Shareholders’ equity (deficit)	453,165	(171,861)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$883,499	$851,699

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

REVENUE	$43,233	$99,000	$197,851	$424,975

Cost of revenue	(3,870)	-	(3,870)	-

Gross profit	39,363	99,000	193,981	424,975

Operating expenses:
General and administrative expenses	$(341,450)	$(44,379)	$(875,825)	(113,629)

Total operating expenses	(341,450)	(44,379)	(875,825)	(113,629)

(Loss)income from operations	(302,087)	54,621	(681,844)	311,346

Other income:
Interest income	13	5	74	5
Interest expense	(323)	-	(1,063)	-
Other income	75	-	13,726	-

Total other income (expense)	(235)	5	12,737	5

(Loss) income before income taxes	(302,322)	54,626	(669,107)	311,351

Income taxes	-	(50,182)	-	(68,514)

NET (LOSS) INCOME	(302,322)	4,444	(669,107)	242,837

Net loss attributable to non-controlling interest	(9,374)	-	(23,159)	-

Net (loss) income attributable to Vivic Corp.	$(292,948)	$4,444	$(645,948)	$242,837

Other comprehensive loss:
Foreign currency translation loss	(11,126)	-	(14,183)	-

COMRPEHENSIVE (LOSS) INCOME	$(304,074)	$4,444	$(660,131)	$242,837

Net (loss) income per share – Basic and Diluted	$(0.06)	$0.00	$(0.03)	$0.01

Weighted average common shares outstanding
– Basic and Diluted	5,227,222	117,384,000	21,870,914	117,384,000

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINEMONTHS ENDED SEPTEMBER 30,2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(669,107)	$242,837
Adjustments to reconcile net (loss) income to net cash (used in) generated from operating activities
Depreciation of property, plant and equipment	27,985	-

Change in operating assets and liabilities:
Accounts receivable	(64,000)	(99,000)
Deposits and prepayments	(172,160)	(5,716)
Other receivables	(101,327)	-
Deferred revenue	(29,979)	-
Accounts payable	2,460	-
Accrued liabilities and other payables	(199,324)	8,584
Income tax payable	(31,031)	68,514

Net cash (used in) generated from operating activities	(1,236,483)	215,219

Cash flows from financing activities:
(Repayment to) advances from related parties	(419,244)	95,205
Proceeds from issuance of common stocks	1,308,316	-
Proceeds from issuance of preferred stocks	-	24,838
Proceeds from promissory note	87,500	-
Repayment of lease liability	(6,749)	-

Net cash generated from financing activities	969,823	120,043

Effect on exchange rate change on cash and cash equivalents	(19,542)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(286,202)	335,262

BEGINNING OF PERIOD	562,503	-

END OF PERIOD	$276,301	$335,262

Supplemental Cash Flows Information:
Cash paid for interest	$1,063	$-
Cash paid for tax	$31,031	$-

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30, 2020 and 2019

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ equity (deficit)
	No. of shares	Amount	No. of shares	Amount

Balance as of July 1, 2020	832,000	$832	12,850,759	12,851	$44,458	$(4,376)	$(697,788)	$102,320	$(541,703)

Cancellation of common stock	-	-	(1,463,755)	(1,464)	1,464	-	-	-	-
Proceeds from issuance of common stock			13,083,162	13,083	1,295,233	-	-	-	1,308,316
Foreign currency translation adjustment	-	-	-	-	-	(11,126)	-	-	(11,126)
Net loss for the period	-	-	-	-	-	-	(292,948)	(9,374)	(302,322)

Balance as of September 30, 2020	832,000	$832	24,470,166	24,470	$1,341,155	$(15,502)	$(990,736)	$92,946	$453,165

Balance as of July 1, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$205,489	$-	$263,630

Net income for the period	-	-	-	-	-	-	4,444	-	4,444

Balance as of September 30, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$209,933	$-	$268,074

	Nine Months Ended September 30, 2020

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ equity (deficit)
	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2020	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Cancellation of common stock	-	-	(20,976,196)	(20,976)	20,976	-	-	-	-
Proceeds from issuance of common stock	-	-	13,083,162	13,083	1,295,233	-	-	-	1,308,316
Foreign currency translation adjustment	-	-	-	-	-	(14,183)	-	-	(14,183)
Net loss for the period	-	-	-	-	-	-	(645,948)	(23,159)	(669,107)

Balance as of September 30, 2020	832,000	$832	24,470,166	24,470	$1,341,155	$(15,502)	$(990,736)	$92,946	$453,165

Balance as of January 1, 2019	-	$-	21,360,000	21,360	$11,943	$-	$(32,904)	$-	$399

Proceeds from issuance of preferred stock and common stock	832,000	832	96,024,000	96,024	(72,018)	-	-	-	24,838
Net income for the period	-	-	-	-	-	-	242,837	-	242,837

Balance as of September 30, 2019	832,000	$832	117,384,000	$117,384	$(60,075)	$-	$209,933	$-	$268,074

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2019.

NOTE－2ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the "Company" or “VIVC”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017. Starting December 27, 2018, associated with the change of management, we expanded our business operations to include new types of marine tourism.  In addition, we started making efforts to enter into the businesses of constructing marinas and constructing yachts in the mainland China under the brand of Monte Fino. Monte Fino is a famous yacht brand owned by Taiwan KhaShing Yacht Company, one of the leading yacht manufacturers in the world.

On October 15, 2019, we acquired Khashing Yachts Industry (Gugangdong) Limited (formerly known as Guangzhou Monte Fino Yacht Company Limited), a Chinese limited liability company (“Guangzhou Monte Fino”).  Guangzhou Monte Fino holds the exclusive license to use the brand “Monte Fino” in the mainland China. Guangzhou Monte Fino is in the process of applying for licenses to develop a yacht marina in Shanwei City, Guangdong Province, China.  Guangzhou Monte Fino is also trying to obtain the necessary licenses to develop a marina in Fujian Province, China.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Vivic Corporation (Guangzhou) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB10,000,000 Paid up: RMB353,343	75%

Vivic Corporation (Fujian) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB10,000,000 Paid up: RMB0	75%

KhashingYachts Industry (Gugangdong) Limited (formerly known as Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB3,219,273 (2019: RMB2,244,758)	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB440,000 (2019: RMB140,000)	100%

Guangzhou Khashing Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB258,000 (2019: RMB73,000)	90%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB30,000	70%

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

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020, there was no allowance for doubtful accounts.

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

For the three and nine months ended September 30, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2020 and December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in PRC, Hong Kong and Taiwan maintain their books and record in their local currency, Renminbi (“RMB”), Hong Kong dollars (“HK$”) and Taiwanese dollars (“TWD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Period-end RMB:US$ exchange rate	6.8013	6.9668
Period averageRMB:US$exchange rate	6.9941	6.9668
Period-end HK$:US$ exchange rate	7.7499	7.7872
Period averageHK$:US$exchange rate	7.7572	7.8346
Period-end TWD:US$ exchange rate	28.9531	29.9724
Period averageTWD:US$exchange rate	29.7708	30.9120

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

The Company has suffered from net loss of $669,107 during the nine months ended September 30, 2020. Also, at September 30, 2020, the Company has incurred the accumulated deficits of $990,736. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
At cost:
Service yacht	$363,196	$354,568
Motor vehicle	21,439	18,164
	384,635	372,732
Less: accumulated depreciation	(138,580)	(107,192)
	$246,055	$265,540

Depreciation expense for the three months ended September 30, 2020 and 2019 were $9,496 and $0, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 were $27,985and $0, respectively.

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

NOTE－7LEASE LIABILITY

The Company purchased a service vehicle under a financing lease arrangement with the effective interest rate of 2.25% per annum, due through August 30, 2022, with principal and interest payable monthly. The lease liability is as follows:

Right of use assets and lease liability – right of use are as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

Right of use assets	$11,172	$17,256

Current portion	$5,484	$5,022
Non-current portion	5,688	9,758

Total	$11,172	$14,780

The lease liability – right of use is as follows:

	September 30, 2020	December 31, 2019
		(Audited)

Current portion	$5,484	$5,022

Non-current portion	5,688	9,758

Total	$11,172	$14,780

As of September 30, 2020, the maturities of the lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending September 30:
2020	$6,749
2021	6,749

Total:	$13,498

NOTE－8PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of drawdown. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles.

NOTE－9INCOME TAXES

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

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
	2020	2019

(Loss) income before income taxes	$(361,298)	$326,260
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(75,872)	68,514
Tax effect of allowance	75,872	-
Income tax expense	$-	$68,514

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the nine months ended September 30, 2020 and 2019 are as follows:

Nine months ended September 30,
2020	2019

Loss before income taxes	$(109,397)	$-
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	(21,879)	-
Net operating loss	21,879	-
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
	2020	2019

Loss before income taxes	$(45,767)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(7,551)	-
Tax effect of non-taxable income	(1)
Net operating loss	7,552	-
Income tax expense	$-	$-

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
	2020	2019

Loss before income taxes	$(152,645)	$-
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(38,161)	-
Net operating loss	38,161	-
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Deferred tax assets on
Net operating loss carryforwards:
-United States	$75,872	$-
-Taiwan	21,879	7,365
-Hong Kong	7,552	6,319
-PRC	38,161	24,152
-	143,464	37,836
Less: valuation allowance	(143,464)	(37,836)
Deferred tax assets, net	$-	$-

As of September 30, 2020, the operations incurred $669,107 of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss carryforwards can only carry 20 years, 10 years and 5 years for United States, Taiwan and PRC, respectively. There is no expiry in net operating loss carryforwards for Hong Kong. The Company has provided for a full valuation allowance against the deferred tax assets of $143,464on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－10SHAREHOLDERS’ DEFICIT

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Shares

As of September 30, 2020 and December 31, 2019, the Company had a total of 832,000 and 832,000 shares of its preferred stock issued and outstanding, respectively.

Common Shares

On August 12, 2020, the Company approved to cancel 1,463,755 shares of common stock.

On July 10, 2020, the Company approved to issue 13,083,162 shares of common stock to a group of individuals and entities pursuant to the stock purchase agreements.

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

As of September 30, 2020 and December 31, 2019, the Company had a total of 24,470,166and 32,363,200 shares of its common stock issued and outstanding, respectively.

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

The Company received $163,000 and $424,000 consultancy service income from Everest Capital Corporation, its related party during the nine months ended September 30, 2020 and 2019, respectively.

The Company paid $87,000 and $28,500 consulting fee to Honetech Inc., its controlling shareholder during the nine months ended September 30, 2020 and 2019, respectively.

The Company paid $45,000 and $0 consulting fee to Continental Development Corporation., the shareholder of the Company during the nine months ended September 30, 2020 and 2019, respectively.

The Company paid $310,501 and $0 consulting fee to Go Right Holdings Limited., the shareholder of the Company during the nine months ended September 30, 2020 and 2019, respectively.

The Company paid $85,652 and $11,964 salaries to certain shareholders during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company had $114,999 and $0 related parties receivable balance included in deposits and prepayments.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－12COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, the Company has no material commitments and contingencies.

NOTE－13SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred September 30, 2020, up through November[14], 2020 the Company presented the condensed consolidated financial statements.

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

We generated net revenues of $43,233 and $99,000 for three months ended September 30, 2020 and 2019 respectively.   The net revenues were generated for nine months ended September 30, 2020 and 2019 were $197,851 and $424,975 respectively.   The fall in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts decreased.  It was adversely influenced by the COVID-19 pandemic outbreak in this year.

The general and administrative expenses incurred for three months ended September 30, 2020 and 2019 were $341,450 and $44,379 respectively.  The general and administrative expenses incurred for nine months ended September 30, 2020 and 2019 were $875,825 and $113,629 respectively.  The fundamental reasons for the rise in the general and administrative expenses were that the company expanded its operations with increased legal fee, consultancy fee on business planning and projects, and staffing when comparing the same period between 2020 and 2019.General and administrative expenses were basically the business expenses and corporate overhead.

The net loss was $302,322 and net income was $4,444 for three months ended September 30, 2020 and 2019 respectively.  The net loss was $669,107 and net income was $242,837 for nine months ended September 30, 2020 and 2019 respectively.  The main reason for the increased losses was that the revenue deriving from consulting services rendered on sales and marketing of yachts decreased with the harmful impact from COVID-19 pandemic outbreak in this year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020 and December 31, 2019, our total assets were $883,499 and $851,699 respectively.  They did not fluctuate much.  As of September 30, 2020, it covered cash and cash equivalents$276,301, accounts receivable $64,000, deposits and prepayments$172,160 and other receivables$124,983.  The assets were cash and cash equivalent$562,503 and other receivables $23,656 as of December 31, 2019.  As of September 30, 2020 and December 31, 2019, our total liabilities were $430,334 and $1,023,560 respectively.  The significant fall in the total liabilities was mostly due to the decrease in the amounts due to related parties and accrued liabilities and other payables.   The amounts due to related parties were $617,180 as of December 31, 2019 and reduced to $197,936 as of September 30, 2020.   The accrued liabilities and other payables were $306,248 as of December 31, 2019 and reduced to $106,924 as of September 30, 2020.  There was also a new promissory note $87,500, which was the COVID-19 economic injury disaster loan, offered by The U.S. Small Business Administration as of September 30, 2020.  As of September 30, 2020 and December 31, 2019, the accumulated deficits were $990,736 and $344,788 respectively.  The increase in the accumulated deficits was basically caused by the decreased net revenues, which negatively affected by the COVID-19 pandemic outbreak in this year and the increased general and administrative expenses.   The total liabilities and shareholders’ equity as of September 30, 2020 and December 31, 2019 were $883,499 and $851,699 respectively.  They kept steady.

Cash Flows from Operating Activities

For the period ended September 30, 2020, the net cash used in operating activities was $1,236,483, compared to the same period ended 2019, the net cash generated from operating activities was $215,219.  The cash used in operating activities for nine months ended September 30, 2020 mostly were accounts receivable $64,000, deposits and prepayments $172,160, other receivables $101,327, deferred revenue $29,979, accrued liabilities and other payables $199,324 and; income tax payable $31,031.  For nine months ended September 30, 2019, the main cash used in operating activities was accounts receivable $99,000 and main cash generated from operating activities was income tax payable$68,514.

Cash Flows from Investing Activities

For the same period ended September 30, 2020 and 2019, there was no cash flows from investing activities.

Cash Flows from Financing Activities

For nine months ended September 30, 2020 and 2019, the net cash generated from financing activities were $969,823 and $120,043 respectively.  For nine months ended September 30, 2020, the net cash generated from financing activities mainly included repayment to related parties $419,244, proceeds from issuance of common stocks $1,308,316 and a new promissory note $87,500 which was the COVID-19 economic injury disaster loan and offered by The U.S. Small Business Administration.  For nine months ended September 30, 2019, the net cash generated from financing activities included advance from related parties $95,205 and proceeds from issuance of preferred stocks $24,838.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ended September 30, 2020

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended September 30, 2020.

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

Dated: November 11, 2020

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Cheng-Hsing Hsu

___________________

By: Cheng-Hsing Hsu

Chief Financial Officer