Form 10-KT/A
period 2019-12-31
VIVIC CORP.
filed 2020-11-13
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

AMENDMENT NO.2

to

FORM 10-K

____________________________________________

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

 [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2019 to December 31, 2019

Commission File Number: 333-219148

____________________________________________

VIVIC CORP.

(Exact name of registrant as specified in its charter)

____________________________________________

Nevada	98-1353606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

187 E. Warm Springs Rd., PMB#B450

Las Vegas, NV 89119

(Address of principal executive offices, including zip code)

702-899-0818

(Registrant’s telephone number, including area code)

 ____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VIVC	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[x]	Smaller reporting company	[x]
		Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $ 2,962,147  based upon the closing price of $ 0.5125 reported for such date on the OTCQB (the aggregate number of shares of Common Stock held by non-affiliates of the Registrant on June 30, 2019 are 5,779,800 shares).

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

DESCRIPTION OF BUSINESS

We were incorporated on February 16, 2017 in the State of Nevada.  In addition to the US administrative office, the company has several offices with employees located in Taiwan, China, and Hong Kong.

We were initially a travel agency that organized individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours. Yoel Rosario Duran was the initial Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director. Dmitriy Perfilyev was the initial the Secretary of the Company

On December 27, 2018, Honetech Inc., a Samoa company, purchased 2,499,800 shares of common stock of VIVIC Corp. from Yoel Rosario Duran for the price of $189,984.80, and1,999,800 shares of common stock of VIVIC Corp. from Dmitriy Perfilyev for the price of $151,984.80pursuant to the share purchase agreements entered on December 21, 2018.  Upon the consummation of those transactions, Honetech Inc. became the controlling shareholder of VIVIC Corp.  Yoel Rosario Duran resigned from all positions he held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director. Dmitriy Perfilyev resigned as the Secretary of the Company。At the same time, we appointed Wen-Chi Huang, Kuen-Horng Tsai, Cheng-HsingHsu and Huilan Chen as directors, and also appointed Yun-Kuang Kung as CEO.

On November 1, 2019, Liu-Shiang KungHwang was appointed as a Board Director.

On July 9, 2020, Wen-Chi Huang, Kuen-Horng Tsai, Yun-Kuang Kung, Hwang Liu-Shiang Kung and Huilan Chen no longer served as the board directors and officers of the Company.  Shang-Chiai Kung was appointed as the Chairman of the Board, Board Director, President and Chief Executive Officer.

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

In the mainland China and Taiwan, primarily through the Internet, we provide third-party yacht and marine tourism services.This marine tourism involves high quality coastal tourismattractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

In the field of marine tourism, the number of yachts that can be rented has been increased through a yacht-sharing program system,which can provide services for more customers.

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

As a Nevada corporation, we plan to be able to carry out business in the United States eventually. However, currently we don’t have any substantial asset in the U.S and we may not be able to own any substantial asset in the near future. Lack of substantial assets will make it difficult for us to launch business operations and cause delay to the execution of our business plans in the U.S.

COVID-19 pandemic might cause significant impact to our business operations

Our business could be affected the recent outbreak of the COVID-19 disease. With an aim to contain the COVID-19 outbreak, both China and Taiwan governments have imposed various strict measures including, but not limited to, travel restrictions, mandatory quarantine requirements, and postponed resumption of business operations. Considering the features of our business in the tourist and recreation industries, we experienced business disruption as a result of those measures to contain the COVID-19 outbreak. Additionally, as COVID-19 continues to evolve into a worldwide health crisis, it has adversely affected the global economy and financial markets. If the COVID-19 outbreak is not effectively controlled in a short period of time, our business and results of operations could be adversely affected to the extent the COVID-19 outbreak harms the world economy generally. The extent to which the COVID-19 outbreak impacts our financial condition and results of operations for the full year of 2020 cannot be reasonably estimated at this time and will depend on future developments that currently cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the COVID-19 outbreak or treat its impact.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 832,000 shares issued and outstanding as of April 30, 2018 and 2019, respectively. There were 832,000 shares and there are 832,000 shares issued and outstanding as of December 31, 2019 and as of November 9, 2020.

Common stock, $0.001 par value; 70,000,000 shares authorized; 117,384,000 and 21,360,000 shares issued and outstanding as of April 30, 2018 and 2019, respectively. 32,363,200 and 24,470,166 shares issued and outstanding as of December 31, 2019 and November 9, 2020, respectively.

Our common stock is quoted on the OTCQB market under the symbol VIVC.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate payingdividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as"may,""will,""expect,""believe,""anticipate,""estimate,""approximate" or "continue," or the negative thereof.

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

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern.To evaluate this assumption, the section below with the title of “GOING CONCERN” should be reviewed carefully. In addition, NOTE - 1 to the Audited Financial Statements should also be reviewed carefully.   Based on the assumption stated above, we have not included adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary if we are not able to continue in operation.

We generated net revenues of nil and $99,975 for the years ended April 30, 2018 and 2019 respectively.  For the eight months ended December 31, 2019, the net revenues were $428,340.  The significant rise in net revenues were mainly due to the increase in revenue deriving from consulting servicesrendered regarding consulting for marina construction and yacht brokerage.

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

The accumulated losses were $20,868 as of April 30, 2018, compared toApril 30, 2019, theaccumulated profits were $5,245.  As of December 31, 2019, the accumulated losses were $344,788.

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

Based on our business plan, the management anticipates that  there will beincreases in operating expenses and capital expenditures in: (i) developmental expenses associated with the business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock.

Additional financing may not be available upon acceptable terms,. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business opportunities.

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

Report of Independent Registered Public Accounting Firm – Fruci& Associates II, PLLC

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

To the Shareholders and Board of Directors ofVIVIC CORP.

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

FRUCI & ASSOCIATES II
A Professional Limited Liability Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vivic Corp.

Opinion on the Financial Statements

We have audited the accompanyingbalance sheet of Vivic Corp.("the Company") as of April 30,2018, and the related statement of operations and comprehensive (loss) income, changes inshareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30,2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

VIVIC CORP.

NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS

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

Set forth below is information on organizational developments regarding the Company.  Other organizational-related matters are described in the section of this Amended Annual Report entitled “Description of Business”. Those matters include a significant change in the ownership of equity in the Company and a significant change in the officers and directors of the Company.  During the 8 months ending December 31, 2019, theCompany, through its subsidiaries, mainly engaged in providingconsultancy services in Hong Kong, Macau and The People’s Republic of Chinafor marina construction and yacht brokerage.

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

On November 22, 2019, the Company formed a wholly owned subsidiary namedVivic Corporation (Fujian) Co., Limited in the People’s Republic of China.

On January 15, 2020, the Company approved an amendment to the Company’s Certificate of Incorporation (the “Charter”) to file with the Secretary of State of the State of Nevada a Certificate of Amendment to the Charter (the “Charter Amendment”). Pursuant to the Charter Amendment, the Company’s Charter was amended, effective as of January 20, 2020, to effectuate a Four for One (4:1) forward split of the Company’s shares of common stock. This amendment supersedes the amendment filed on November 2, 2019 regarding the same Four for One (4:1) forward split.The number of authorized shares and par value remain unchanged.  All share and per share information in this financial statements and footnotes have been retroactively adjusted for the period and years presented, unless otherwise indicated, to give effect to the forward stock split.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended December 31, 2019 and the years ended April 30, 2019 and 2018:

	December 31,	April 30,
	2019	2019	2018
Period-end RMB:US$ exchange rate	6.9668	6.9668	6.8764
Period averageRMB:US$exchange rate	6.9668	6.9668	6.6146
Period-end HK$:US$ exchange rate	7.7872	7.7872	7.8312
Period averageHK$:US$exchange rate	7.8346	7.8346	7.8370

•Leases

The Company adopted Topic 842,Leases(“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement(“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements(“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

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

As of December 31, 2019, the maturities of the lease liability – right of usewhich have initial or remaining lease terms in excess of one year consist of the following:

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the period ended December 31, 2019 and the years ended April 30, 2019 and 2018 are as follows:

	8 months ended
	December 31,	Yearsended April 30,
	2019	2019	2018

(Loss) income before income taxes	$(160,566)	$33,054	$(18,910)
Statutory income tax rate	21%	21%	21%
Income tax expense at statutory rate	(33,719)	6,941	(3,971)
Tax effect of non-deductible items	62,841	-	(411)
Tax effect of allowance	-	-	4,382
Income tax expense	$29,122	$6,941	$-

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the period ended December 31, 2019 and the year ended April 30, 2019 are as follows:

	8 months ended	Yearended
	December 31,	April 30,
	2019	2019

Loss before income taxes	$(96,608)	$-
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(24,152)	-
Net operating loss	24,152	-
Income tax expense	$-	$-

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

Common Shares

For the year ended April 30, 2018, the Company issued 3,360,000(post-forward split) shares of its common stock at $0.03 per share for total proceeds of $25,200.

For the year ended April 30, 2019, the Company issued 96,024,000(post-forward split) shares of its common stock at $0.001 per share for total proceeds of $24,006.

For the period ended December 31, 2019, the Company cancelled 85,020,800(post-forward split) shares of its common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2019 (the "Termination Date"), the Board of Directors of Vivic Corp (the "Registrant") terminated the engagement of Fruci& Associates II, PLLC as its independent registered public accounting firm.

The reports of Fruci& Associates II, PLLC on the Company’s financial statements for the years ended April 30, 2018 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The reports did include an explanatory paragraph about the uncertainty of the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years and the subsequent interim periods through to the Termination Date, there were no disagreements (as defined in Item 304 of Regulation S-K) with Fruci& Associates II, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Fruci& Associates II, PLLC, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Registrant's most recent fiscal year and the subsequent interim periods through to the Termination Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2019, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that due to lack of segregation of duties and written control policies, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Except as discussed above there were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Shang-Chiai Kung, Chief Executive Officer, President, Chairman of the board, age 81. He was the founder and director of Kha Shing Enterprise Company Ltd. from 1977 to 1997.  He was also the founder and director of Horizon Yacht Co., Ltd. from 1987 to 1997.  He was the Consultant of Jian Yu Materials Industry Co., Ltd. from 2011 to Aug 2020.   He was the legal representative of JiexingAgriculture Technology Co. Ltd. since April 2013 to 2020.  He was the Consultant ofJie Xin Investment Co., Ltd from June 2018 to August 2020.

Cheng-Lung Sung: Secretary, Mr. Cheng Lung Sung, age 52, earned his bachelor degree in Business Administration of International Trade from Feng-Chia University, Taichung, Taiwan, and his MBA degree from City University of Seattle, Washing, US. He worked in the sales division of Chi Mei Electronics Co., Tainan, Taiwan from October 1998 to October 2008. He was the Procurement Manager of Jemitek Electronic Co. in Taipei, Taiwan from December 2008 to August 2012. He was the general manager of Efuton Co, Taipei from 2012 to 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of November 9, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Officers/Directors	Address	No. of Shares	Percentage

Cheng-Hsing Hsu CFO, Director, Treasurer	97, Yunong 3rd. St. Eastern District Tainan City 70125, Taiwan	324,000	1.32%
Cheng-Lung Soong Director, Secretary	10F, No.59 Ln 112 Jihu Road Zhongshan District Taipei, Taiwan	2,039,000	8.33%
	Officers and Directors as Total	2,363,000	9.65%

5% and above shareholders Go Right Holdings Limited	NO. 7, Aly. 1, Ln. 143 , Sec. 2 Lin-An Rd., North District, Tainan City, Taiwan	5,624,800	22.99%
Yun-Kuang Kung	No. 12-1, Xiaoximen, Neighborhood 14m, Zhusha Village, Jincheng Township, Kinmen, Fuchien, Taiwan	3,221,886	13.17%

Liu-Shiang Kung Hwang	NO. 7, Aly. 1, Ln. 143, Sec. 2 Lin-An Rd. North District, Tainan City, Taiwan	1,875,562	7.66%
Kuen-Horng Tsai	3F, No.66, Ln.133 Dongfeng Road, North District, Tainan City, Taiwan	1,784,000	7.29%

Huilan Chen	1091 Rising Moon Trail Snellville GA 30078 U.S.	1,589,686	6.50%
Miao-Chuan Ho	No.22, Ln. 480, Wenxian Road North District, Tainan City 704, Taiwan	1,455,000	5.95%

	5% and above shareholders as Total	15,550,934	63.55%

(1) The percentages below are based on 24,470,166shares of our common stock issued and outstanding as of November 9, 2020.

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

FromFebruary 16, 2017 (Inception)through April 30, 2018, the Company owed $10,078 to Yoel Rosario Duran, a former officer and director of the Company.In December 2018, all the loans and due owned to the officers and shareholder have been paid off or forgiven by exchange of buggy and computer equipment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2019, we incurred approximately $40,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2019 and for the reviews of our financial statements for the quarters ended September 30, 2019 andJuly 31, 2019. The fees for April 30, 2018 audit-related, tax, and other services are: $9,162.

Audit service:	$9,162
Audited related services:	$0
Tax service:	$0
Others:	$0
Total:	$9,162

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Amended Annual Report.

Exhibits:

31.1& 31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1& 32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

Vivic Corp
(Registrant)

Date:	November 13, 2020	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer, Chairman of the Board, Director Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Cheng-Hsing Hsu Cheng-Hsing Hsu	Director, CFO, (Principal Accounting Officer)	November 13, 2020
/s/ Cheng-Lung Soong Cheng-Lung Soong	Director and Secretary	November 13, 2020