Form 10-KT/A
period 2019-12-31
VIVIC CORP.
filed 2020-12-07
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

AMENDMENT NO.3

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

We were initially a travel agency that organized individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours. Yoel Rosario Duran was the initial Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director. Dmitriy Perfilyev was the initial the Secretary of the Company

On December 27, 2018, Honetech Inc., a Samoa company, purchased 2,499,800 shares of common stock of VIVIC Corp. from Yoel Rosario Duran for the price of $189,984.80, and1,999,800 shares of common stock of VIVIC Corp. from Dmitriy Perfilyev for the price of $151,984.80pursuant to the share purchase agreements entered on December 21, 2018.  Upon the consummation of those transactions, Honetech Inc. became the controlling shareholder of VIVIC Corp.  Yoel Rosario Duran resigned from all positions he held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director. Dmitriy Perfilyev resigned as the Secretary of the Company。At the same time, we appointed Wen-Chi Huang, Kuen-Horng Tsai, Cheng-Hsing Hsu and Huilan Chen as directors, and also appointed Yun-Kuang Kung as CEO.

On November 1, 2019, Liu-Shiang Kung Hwang was appointed as a Board Director.

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

In 2019, we negotiated with Eco Gas Tech Co., Ltd (“Eco Gas”), a company owned Wen-Chi Huang, our former president, to launch the research and development of energy-saving yacht engines. Eco Gas was considered a “related company” as our former president owned shares in it.  In November 2020, as Wen-Chi Huang was no longer our president and the board director and we decided to focus more on the development of all-electric yachts, we ceased the negotiation with Eco Gas and stopped the pursuit of development of energy-saving yacht engines.

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

The lack of intellectual property protection might cause adverse impact to our business

We don’t own any trademark. Although we have started the process of applying for trade marks in China, Taiwan and US, there is assurance that the trade mark registration can be obtained timely.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 832,000 shares issued and outstanding as of April 30, 2018 and 2019, respectively. There were 832,000 shares and there are 832,000 shares issued and outstanding as of December 31, 2019 and as of December 2, 2020.

Common stock, $0.001 par value; 70,000,000 shares authorized; 117,384,000 and 21,360,000 shares issued and outstanding as of April 30, 2018 and 2019, respectively. 32,363,200 and 24,470,166 shares issued and outstanding as of December 31, 2019 and December 2, 2020, respectively.

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

April 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FRUCI & ASSOCIATES II
A Professional Limited Liability Company

**REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM**

To the Board of Directors and Shareholders of Vivic Corp.

**Opinion on the Financial Statements**

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

**Going Concern**

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

**Basis for Opinion**

*/s/ Fruci & Associates II, PLLC*

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

In 2019, we negotiated with Eco Gas Tech Co., Ltd (“Eco Gas”), a company owned Wen-Chi Huang, our former president, to launch the research and development of energy-saving yacht engines. Eco Gas was considered a “related company” as our former president owned shares in it.  In November 2020, as Wen-Chi Huang was no longer our president and the board director and we decided to focus more on the development of all-electric yachts, we ceased the negotiation with Eco Gas and stopped the pursuit of development of energy-saving yacht engines.

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

As of December 31, 2019, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that due to lack of segregation of duties and written control policies, our internal control over financial reporting was not effective as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Shang-Chiai Kung, Chief Executive Officer, President, Chairman of the board, age 81. He was the founder and director of Kha Shing Enterprise Company Ltd. from 1977 to 1997.  He was also the founder and director of Horizon Yacht Co., Ltd. from 1987 to 1997.  He was the Consultant of Jian Yu Materials Industry Co., Ltd. from 2011 to Aug 2020.   He was the legal representative of Jiexing Agriculture Technology Co. Ltd. since April 2013 to 2020.  He was the Consultant of Jie Xin Investment Co., Ltd from June 2018 to August 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 2, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

(1) The percentages below are based on 24,470,166shares of our common stock issued and outstanding as of December 2, 2020.

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

Vivic Corp
(Registrant)

Date:	December 7, 2020	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer, Chairman of the Board, Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shang-Chiai Kung Shang-Chiai Kung	President and Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)	December 7, 2020

/s/ Cheng-Hsing Hsu Cheng-Hsing Hsu	Director, CFO, (Principal Accounting Officer)	December 7, 2020
/s/ Cheng-Lung Soong Cheng-Lung Soong	Director and Secretary	December 7, 2020