Form 10-K
period 2020-12-31
VIVIC CORP.
filed 2021-03-29
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively.

Common stock, $0.001 par value; 70,000,000 shares authorized; 24,470,166 shares and 32,363,200 shares issued and outstanding as of December 31, 2020 and 2019, respectively.

The aggregate number of shares of Common Stock held by non-affiliates of the Registrant on June 30, 2020 are 5,779,800 shares.

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

We were incorporated on February 16, 2017 in the State of Nevada.  In addition to the US administrative office, the company currently has several offices with 20 full-time employees located in Taiwan, China, and Hong Kong. We were initially a travel agency that organized individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours. Yoel Rosario Duran was the initial Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director. Dmitriy Perfilyev was the initial the Secretary of the Company

On December 27, 2018, Honetech Inc., a Samoa company, purchased 9,999,200 (post-forward split) shares of common stock of VIVIC Corp. from Yoel Rosario Duran for the price of $189,984.80, and 7,999,200 (post-forward split) shares of common stock of VIVIC Corp. from Dmitriy Perfilyev for the price of $151,984.80 pursuant to the share purchase agreements entered on December 21, 2018.  Upon the consummation of those transactions, Honetech Inc. became the controlling shareholder of VIVIC Corp.  Yoel Rosario Duran resigned from all positions he held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director. Dmitriy Perfilyev resigned as the Secretary of the Company。At the same time, we appointed Wen-Chi Huang, Kuen-Horng Tsai, Cheng-Hsing Hsu and Huilan Chen as directors, and also appointed Yun-Kuang Kung as CEO.

On November 1, 2019, Liu-Shiang Kung Hwang was appointed as a Board Director.

On July 9, 2020, Wen-Chi Huang, Kuen-Horng Tsai, Yun-Kuang Kung, Hwang Liu-Shiang Kung and Huilan Chen no longer served as the board directors and officers of the Company.  Shang-Chiai Kung was appointed as the Chairman of the Board, Board Director, President and Chief Executive Officer.

Starting December 27, 2018 with the change of management, we expanded our business operations to include the operation of marine tourism in China, Taiwan and South East Asia. We also started to engage in the construction of marina and yachts in China under the brand name Monte Fino after we have acquired Khashing Yachts Industry (Guangdong) Limited (formerly known as Guangzhou Monte Fino Yacht Co., Ltd.), a Chinese limited liability company in October 2019.  Khashing Yachts Industry (Guangdong) Limited has conducted business in several Chinese provinces, including Guangdong, Fujian and Hainan.  Khashing Yachts Industry (Guangdong) Limited holds the exclusive license to use the Kha Shing’s brand “Monte Fino” in the mainland China.

It is in the process of applying for licenses to develop a yacht marina in Shanwei City, Guangdong Province, China, as well as in Fujian Province, China.

In association with our marine tourism business, we developed and operated an online platform named “Joy Wave”(享浪) to provide yacht time-share, rental and charter services to the customers in many famous coastal tourism attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

In addition to the yacht and marina business operations, in August 2020, we officially developed our first all-electric boat prototype after much research and development in partnership with Kha Shing Enterprise Co., the largest and most advanced yacht and boat building company in Taiwan.

Regarding our consulting services, we help customers compare prices and purchase products by acting as an intermediary for their purchase and sales transactions. We also help customers obtain patents, implement product launch plans, and evaluate products.

Through our assistance, some customers have sold yachts while others have started marina development plans in Taiwan and China. However, starting from the beginning of 2020, the customers’ businesses have been impacted due to COVID-19, so our service revenue was also significantly reduced.

Before the acquisition of Khashing Yachts Industry (Guangdong) Limited (formerly known as Guangzhou Monte Fino Yacht Company Limited (MF)) by Vivic, MF had already approached the local governments in Quanzhou, Chongwu and Shanwei for licenses to develop marinas in the area. As a result, after the merger, the company continued to apply for marinas and land under the name of Vivic Corp.

Even though MF's specialty is in marina management, the project includes a large amount of land development. These areas of land have a lower acquisition cost due to the government's incentive program and have increased value for its proximity to the marina, but real estate is not MF’s strong suit. As such, MF will cooperate with real estate developers. Part of the profit is invested in the construction of the marinas. Importantly, the entire transaction process will be carried out in the name of MF, so profits will also be generated under the name of MF.

Consulting Services

We provide consulting services to other developers and operators of marinas.

Our service includes following categories:

• Marketing Planning and Promotion: We assist marina operator clients to promote their products through marketing channels, help to build customer relationships and increase brand loyalty and awareness. We help clients to develop marketing plan and packaging procedure. We also help clients evaluate their business performance to effectively control their manpower and costs. Instead of paying on a percentage of the total transaction, our clients pay a fixed monthly fee for our service.

• Internet platform:  We introduce clients to the internet platform and assist them with broadcasting their business to the platform.  We use our experience and technology on the network platform to help our clients expand their customer base.

• Industry-University cooperation and research: Using customer feedback, we analyze possible future products and participate in professional technology transfer through industry R&D information collection and tracking, including marina developing, design and yacht manufacturing technology.

We have provided the consulting services to Kinmen Marina for our client-Everest Capital Corporation. We utilize our experiences in marina design and operation to conduct preliminary planning through on-site surveys, and utilize our local connections to help the client develop and construct the Kinmen Marina.  At present, the preliminary project planning and market research for the Kinmen marina have been completed.

Currently the Company is planning and designing two other marinas for our client, the Anping yacht marina in Taiwan and the Zhongyunzhou yacht marina in Quanzhou, China.  Both projects have undergone on-site surveys and commercial plans.

Our Marina Projects:

We are currently developing three marina projects: Houzhu and Chongwu Marina, both in Quanzhou City, Fujian Province and Wenzhou Marina in Zhejiang Province, China.

We have conducted the preliminary research, feasibility analysis, government land negotiations, project design, and post-construction marina operation management plan. We need to obtain local government approval for the land use and the construction. Normally it takes between six months to a year to obtain such approval. However, due to the pandemic, we anticipate that it will take longer time to receive the permit.

Houzhu Yacht Marina (also name as Quanzhou Yacht Industrial Park)

Houzhu Yacht Marina is located in the urban area of Quanzhou City Providence in Fujian, China. This yacht marina, created by a French designer, is the core construction project of Quanzhou City. The project includes a complete yacht industrial park, yacht maintenance workshop, commercial area as well as a large high-end yacht club. The surrounding commercial shops have a land area of about 74 acres, a water area of about 32 acres, and 238 berths. After completing the application procedures and overall design, Houzhu Yacht Marina is currently in the stage of completing the land transfer and officially starting the construction.

Our subsidiary-Khashing Yachts Industry (Guangdong) Limited (formerly known as Guangzhou Monte Fino (MF)) will lead the project of Quanzhou Houzhu Marina. We will carry out the business in the management and operation of marinas.  It is planned that the first stage of establishment will be completed in 2021 and the entire project will be finished in 2022.

Chongwu Yacht Marina

Chongwu Town is a famous tourist area in  Hui'an County, Quanzhou City on the southeast coast of Fujian Province, China. The entire Chongwu Town is a national 4A-level scenic site (the highest is 5A).  Chongwu Yacht Marina project will include a resort hotel, a yacht club, water entertainment facilities, and a street filled with commercial stores along the seashore. Our Chinese subsidiaryKhashing Yachts Industry (Guangdong) Limited has signed the Quanzhou Chongwu Marina Project Investment Memorandum with the land owner, Quanzhou Gang Wu Group, on November 22, 2019. We are in the process of applying for government approval for land use and construction and we anticipate to receive it in the second half of 2021. We anticipate to complete in one year after the receipt of all approvals.

Wenzhou Yangfushan Yacht Marina

Wenzhou Yangfushan Marina is a project bid by the Company on November 30, 2020. Wenzhou Yangfushan Marina leasing contract (Exhibit No. 10.2).  The marina will operate yacht chartering, wedding photography, marina advertising, sailing events, yacht training, yacht sales, electric boat bases, etc. At the same time, a membership system will be adopted at the marina, and members can enjoy various services by joining the membership.

The marina has 18 berths that can fit yachts up to 60 feet, and can provide temporary berths of 115 feet. At the same time, the marina also has a 2100 square feet office space that can be used for management and sailing training. There is also 21000 square feet next to the marina that can be rented for events.

Wenzhou marina will officially open in mid-2021, and a sailing competition will be held at the pier as one of the series of events for the marina grand opening.

“Joy Wave” Online Platform

“Joy Wave” Online Platform is a shared yacht online platform independently developed by us that can be used through social media apps. It can be used for chartering, yacht tourism booking, yacht purchasing, franchising, etc. Yacht owners can add their yachts onto Joy Wave for rental while customers can use the platform to book yachts. Because the program is only available through WeChat, Web pages and independent APP versions are currently being developed. Joy Wave is an important core product for the company to develop agents and manage yachts and marinas. After a marina is built, customers will pay the charter and parking fees through the platform and book marine tourism products. Moreover, features on the program allow for multiple users to crowdfund a yacht and register online as sales representatives of Vivic. Customers can also refer their friends if they have enjoyed their yacht rental experience with us. If the referred user then pays for the rental on the platform through the referral link, the referrer will receive a revenue share. This will accelerate the stream of new customers.  At the same time, the owner can make profits by sharing his yacht whenever the owner desires.

Because "Joy Wave" uses the Internet to carry out business, the products can avoid the geographical limitations of past yacht marinas. People residing inland of China can learn about the joys of marine tourism and book yacht tours, which greatly benefits marine tourism and the market demographic.

Due to the travel restrictions caused by COVID-19 pandemic since January 2020, Chinese residents have turned to domestic yacht service providers for water recreational leisure. As the pandemic situation in China eases, the demands for yacht services have risen to the new height and it has become more difficult to make reservations for yacht charter services. To facilitate such demands, our Taiwan R&D team has been actively improving the “Joy Wave” online platform to allow Chinese customers to charter yachts online. The improved platform carries both B2C and B2B functions and allows individual and corporate customers to conveniently book yacht services at lower costs.

All-Electric Boat and Yacht Products

In addition to the yacht and marina business operations, we officially launched a model of all-electric boat products in August 2020. Our R&D team has been developing all-electric ship technologies for several years and has finally reached the stage where our technologies are ready for the commercial production of all-electric boats and yachts. Although the COVID-19 pandemic is still ongoing, our crew and staff have been working around the clock to ensure the production line is ready for the manufacturing process. We have partnered with Kha Shing for the manufacturing of our all-electric boats and yachts as Kha Shing is a highly reputable and experienced yacht builder.

The standards of environmental protection have been increasing in recent decades.  For example, The European Union and International Maritime Organization (“IMO”) has been implementing the new marine engine emission standards since 2008.  The yachts with traditional diesel engines produce massive waste and lead to environmental pollution.  Nowadays, the lithium battery with its clean energy is prevailing in the electric yachts industry.  As they are eco-friendly, these liquified natural gas (“LNG”) yachts and electric yachts are the latest favorites in the market.  Because electric yachts are made with zero-emission and low-noise level engines, they can easily meet energy-saving and emission control requirements.  The trading volume of electric yachts increased tremendously in last decades. As yachts batteries and hybrid yachts become more advanced, the industry of electric yachts will continue its growth after 2020. We believe that eventually all-electric boats and yachts will completely replace their gasoline or diesel-powered counterparts, especially in the rivers, lakes, and coastal waters. The demand for the less polluting ships in Taiwan, China, South East Asia, and Europe are particularly high as there are millions of gasoline or diesel-powered ships in use in these regions and have caused severe pollution to their waters.

However, one issue should be borne in mind that electric yachts replacing traditional diesel yachts is a continuing process.  Both should be co-existed for a long time, like the motor vehicle with new-energy engine and the traditional one.

There are ginormous potential markets for electric yachts in the Asian countries including Japan, Taiwan, PRC, and the Middle East countries.   There are 400,000 yachts and skiffs in Japan and mostly are fishing boats.  The skiffs are equipped with battery electric or hybrid module for efficiency.  Further, the buyers of small-sized yachts are more price-conscious.  Electric yachts will cut the costs down.  Japan has more potentials in product update in the future.  The Asian countries, like Taiwan and PRC, and the Middle East countries are emerging markets of yachts.  They are the right places for launching new products.   For our marketing strategy, new products are used for capturing the new market share and increasing the existing market share.

For yacht marketing activities, the size of exhibitions reveals the tremendous potential in the Asian markets.  The yacht exhibition Singapore is the largest one in Asia.   Only 11 yachts participated in the yacht exhibition Singapore 2011. Favorably, approximate 100 exhibitors joined the same in 2019, more than 80 yachts participated and attracted over 16,000 people entered into it.  The number of yachts participated in this exhibition approximately 8 times increased from the one in 2011.  This reflects high growth rate in the Asian yacht markets.

There are different needs from different Asian yacht markets.  The high-GDP groups in Hong Kong and PRC become the potential growth markets for yacht industry.   However, there is great divergence among the Asian and Western customers regarding the yacht specifications.   Asian markets focus on the size instead of the number of functional areas of yachts.  It is because they normally cruise with short-distance in day time but not long-distance at night.   Therefore, there are a lot of works to be accomplished for developing the markets.  Catamarans are popular in the Asian countries because they provide more spacious areas with stable navigation.  They are also able to access to the shallow water for more fun.

The features of our electric yachts are:

• Reduces the emission and meets the environmental protection requirement for operation in rivers and lakes

• Reduces operating and maintenance costs

• The use of electric transmission instead of mechanical transmission reduces or even eliminates the need for gearboxes and drive shafts and saves a lot of space.

• Provides for a more flexible engine placement, improved engine room layout, and a convenient installation and maintenance of the engine

• The acoustic decoupling between the engine and the hull reduces noise, weight, and volume

• Offers a wide range of speeds, a more powerful driving force, and an easy handling

• Provides a tidy working area and significantly improved operating comfort

The electric yachts are eco-friendly while cutting the costs down significantly. The noise and vibration level of the electric engine is also improved from the traditional yacht. Electric yachts are well equipped with smart navigation system and high-end automation system “BMS” (battery management system). The yacht owners will be surrounded by comfort, luxury, and advanced technology.

The research and development team meets the safety requirement of the Association of Classification Society. The IP65 lithium battery module is adopted and made with waterproofing protection. BMS is equipped with insulation detection function while the electricity control system is equipped with water ingress detection, automatic drainage, thermo regulator, and an automatic fire alarm system in order to keep the battery compartment functioning more reliably. The lithium battery module can be easily replaced through the matrix module. Further, if one or more modules malfunction, the entire system will still operate safely. The system embraces redundancy design that makes the protection system fundamentally safe.

At present, the company is going to cooperate with Jimei University to use the intelligent control system exclusively developed by Jimei University. It is expected that the first prototype ship will be built before March 2021.

Our Boat Models

Because the target environment in mainland China is with inland lakes, transporting large ships around would be rather inconvenient. Thus, our focus is not in the development of large ships, but in the development of small ships. This focus will correspond with the market’s significant demand for these small ships as well. We plan to install the electric engine in the below models (Exhibit No. 10.3)

1. 30ft fishing boat with cabin

2. 30ft fishing boat without cabin

3. 26ft fishing boat

4. 22ft fishing boat

5. 32ft catamaran sailing boat

Further, Khashing Yachts Industry (Guangdong) Limited develop smart driving system of electric yachts.  In the future, electric yachts are expected to be equipped with the unmanned driving system.  Such alliance will achieve synergy through our strengths for developing the smart yacht markets worldwide.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively.
Common stock, $0.001 par value; 70,000,000 shares authorized; 24,470,166 and 32,363,200 shares issued and outstanding as of December 31, 2020 and 2019, respectively.

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

Our business has been impacted by the COVID-19 pandemic with the authorities implementation of various preventive measures including, but not limited to, travel bans and restrictions, mandatory quarantine requirements, limited business activities and operations, and shelter-in-place orders.   These measures have led to, and are continuing to lead to, business slowdowns or shutdowns worldwide.   The global economy and financial markets have been adversely influenced as well.   Considering the features of our business in the tourism and recreation industries, the COVID-19 pandemic has caused a reduction in the demand for recreational trips and activities.   Our business has been experiencing the downturn with the COVID-19 pandemic.  It is expected that our business will be resumed, at least, after the abolition of the travel restrictions and mandatory quarantine requirements.

We generated net revenues of $243,508 and $428,340 for year ended December 31, 2020 and period from May 1, 2019 to December 31, 2019 respectively.  The net revenues generated for year ended April 30, 2019 was $99,975. The drop in net revenues in 2020 was essentially caused by the COVID-19 pandemic, which adversely influenced our consulting service fee on sales and marketing of yachts.

The cost of revenue incurred were $3,913 and $13,899 for year ended December 31, 2020 and period from May 1, 2019 to December 31, 2019 respectively.  There was no cost of revenue incurred for year ended April 30, 2019.

The gross profits were $239,595 and $414,441 for year ended December 31, 2020 and period from May 1, 2019 to December 31, 2019 respectively.  The gross profit for year ended April 30, 2019 was $99,975.The fallin gross profit in 2020 was essentially caused by the COVID-19 pandemic, which unfavorably influenced our consulting service fee on sales and marketing of yachts.

The general and administrative expenses incurred were $1,261,761 and $448,792 for year ended December 31, 2020 and period from May 1, 2019 to December 31, 2019 respectively.  The general and administrative expenses incurred for year ended April 30, 2019 was $66,921.   The main reasons for the rise in the general and administrative expenses in 2020 were that the company expanded its operations with increased legal and professional charges, consultancy charges on business planning and projects, and staff costs. General and administrative expenses basically included the business expenses and corporate overhead.

The other income was $34,642 for year ended December 31, 2020.  The other expense was $298,771 for period from May 1, 2019 to December 31, 2019, in which mainly included impairment of loss from the acquisition of a subsidiary.  There was no other income or expense for year ended April 30, 2019.

The net losses were $987,524 and $362,244 for year ended December 31, 2020 and period from May 1, 2019 to December 31, 2019respectively.  The net income was $26,113 for year ended April 30, 2019.   The main reason for the increased losses was that the revenue deriving from consulting services rendered on sales and marketing of yachts decreased with the harmful impact from COVID-19 pandemic in 2020 and the general and administrative expenses increased.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets were $881,685 and $851,699 as of December 31, 2020 and 2019 respectively.  They did not fluctuate much.  As of December 31, 2020, the current assets included cash and cash equivalents $504,179, deposits and prepayments $77,213 and other receivables $54,018.   As of December 31, 2019, the current assets included cash and cash equivalents $562,503 and other receivables $23,656.  The non-current assets were the net property, plant and equipment $246,275 and $265,540 as of December 31, 2020 and 2019 respectively.  It kept in a steady rate.   As of December 31, 2020 and 2019, our total liabilities were $733,675 and $1,023,560 respectively.  The significant fall in the total liabilities was mostly due to the decrease in the amounts due to related parties, accrued liabilities and other payables.   The amounts due to related parties were $617,180 as of December 31, 2019 and it reduced to $523,465 as of December 31, 2020.   The accrued liabilities and other payable were $306,248 as of December 31, 2019 and reduced to $70,377 as of December 31, 2020.  There was also a new promissory note $87,500, which was the COVID-19 economic injury disaster loan, offered by The U.S. Small Business Administration, as of December 31, 2020.  As of December 31, 2020 and 2019, the accumulated deficits were $1,300,505 and $344,788 respectively.  The increase in the accumulated deficits was basically caused by the decreased net revenues, which negatively affected by the COVID-19 pandemic in 2020, and the increased general and administrative expenses.   The total liabilities and shareholders’ equity as of December 31, 2020 and 2019 were $881,685 and $851,699 respectively.  They kept steady.

Cash Flows from Operating Activities

The net cash used in operating activities was $1,336,284 for the year ended December 31, 2020.  The net cash generated from operating activities were $292,974 and $34,535 for period from May 1, 2019 to December 31, 2019 and for the year ended April 30, 2019 respectively.  The cash used in operating activities for year ended December 31, 2020 mostly were changes in deposits and prepayments $77,213, other receivable $30,362, accrued liabilities and other payable $235,871, deferred revenue $36,841 and income tax payable $6,388.   For the period from May 1, 2019 to December 31, 2019 the cash generated from operating activities mainly were impairment loss $299,242, changes in deposits and prepayments $45,207, accrued liabilities and other payable $228,604, deferred revenue $36,841, income tax payable $29,122.  For the year ended April 30, 2019, the cash generated from operating activities mainly were accrued liabilities and other payable $11,255 and income tax payable $6,941.

Cash Flows from Investing Activities

The net cash used in investing activities were $2,921 and $97,032 for the year ended December 31, 2020 and for period from May 1, 2019 to December 31, 2019 respectively.   For the year ended April 30, 2019, there was no cash flows from investing activities.  The purchases of property, plant and equipment were $2,921 and $18,164 for the year ended December 31, 2020 and for period from May 1, 2019 to December 31, 2019, respectively.  Further, the acquisition of a subsidiary was $78,868 for period from May 1, 2019 to December 31, 2019.

Cash Flows from Financing Activities

The net cash generated from financing activities were $1,295,069 and $185,252 for the year ended December 31, 2020 and period from May 1, 2019 to December 31, 2019 respectively.   For the year ended April 30, 2019, the net cash generated from financing activities was $121,978.  For the year ended December 31, 2020, the cash used in financing activities were repayment to related parties $93,715 and repayment of lease liability $7,032 and the cash generated from financing activities included proceed from issuance of common stock $1,308,316 and proceeds from promissory note $87,500, which was the COVID-19 economic injury disaster loan and offered by The U.S. Small Business Administration.   For the period from May 1, 2019 to December 31, 2019, the net cash generated from financing activities mainly covered advances from related parties $58,159 and change in non-controlling interest $128,316.  For the year ended April 30, 2019, the net cash generated from financing activities mostly included advances from related parties $99,937 and proceeds from issuance of common and preferred stock $24,838.

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

For the year ended December 31, 2020, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

SIGNIFICANT ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. GAAP.  The preparation of these consolidated financial statements requires us to make estimates and assumptions which affect the reported the amounts of assets, liabilities, revenue, costs and expenses and related disclosures.   Accounting policies are critical and necessary to account for the material estimates and assumptions on our consolidated financial statements.   For further information on all of our significant accounting policies, see the “Notes to Consolidated Financial Statements” of this Annual Report.

•

Accounts receivable

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

•

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

•

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Service yacht	10 years
Motor vehicle	5 years
Office equipment	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•

Revenue recognition

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

•

Comprehensive income

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

•

Income taxes

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

•

Net loss per share

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

•

Foreign currencies translation

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in PRC, Hong Kong and Taiwan maintain their books and record in their local currency, Renminbi (“RMB”), Hong Kong dollars (“HK$”) and Taiwanese dollars (“TWD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

•

Lease

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

•

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Concentrations and Credit Risk

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

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excludingfinance lease): cash and cash equivalents, accounts receivable, amount due to a related party, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of note payableapproximate the carrying amount.

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

•

Recent accounting pronouncements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIVIC CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations And Comprehensive (Loss) Income for the Year ended December 31, 2020, the Period from May 1, 2019 to December 31, 2019 and the Year ended April 30, 2019

Consolidated Statements of Cash Flows for the Year ended December 31, 2020, the Period from May 1, 2019 to December 31, 2019 and the Year ended April 30, 2019

Consolidated Statements of Changes in Shareholders’ Equity for the Year ended December 31, 2020, the Period from May 1, 2019 to December 31, 2019 and the Year ended April 30, 2019

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivic Corp. and Subsidiaries(the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in shareholders’ equity (deficit) for the year ended December 31, 2020,the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, as of December 31, 2020, the Company has suffered from an accumulated deficit of $1,300,505. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hong Kong, China

March 26, 2021

VIVIC CORP.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$504,179	$562,503
Deposits and prepayments	77,213	-
Other receivables	54,018	23,656

Total current assets	635,410	586,159

Non-current assets:
Property, plant and equipment, net	246,275	265,540

TOTAL ASSETS	$881,685	$851,699

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,473	$12,448
Accrued liabilities and other payable	70,377	306,248
Deferred revenue	-	36,841
Amounts due to related parties	523,465	617,180
Current portion of lease liabilities	5,924	5,022
Income tax payable	29,675	36,063

Total current liabilities	641,914	1,013,802

Non-current liabilities:
Lease liabilities	4,261	9,758
Promissory note	87,500	-

	91,761	9,758

TOTAL LIABILITIES	733,675	1,023,560

Commitments and contingencies	-	-

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 820,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 24,470,166 and 32,363,200 shares issued and outstanding as of December 31, 2020 and 2019	24,470	32,363
Additional paid-in capital	1,341,155	24,946
Accumulated other comprehensive income	(2,240)	(1,319)
Accumulated deficits	(1,300,505)	(344,788)

Total Vivic Corp. shareholders’ equity (deficit)	63,712	(287,966)
Non-controlling interest	84,298	116,105
	148,010	(171,861)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)	$881,685	$851,699

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to consolidated financial statements.

VIVIC CORP.

CONSOLIDATED STATEMENTS OFOPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2020	8 Months from May 1, 2019 to December 31, 2019	Year ended April 30, 2019

Revenues, net	$243,508	$428,340	$99,975

Cost of revenue	(3,913)	(13,899)	-

Gross profit	239,595	414,441	99,975

Operating expenses
General and administrative	(1,261,761)	(448,792)	(66,921)

Total operating expenses	(1,261,761)	(448,792)	(66,921)

(Loss) income from operation	(1,022,166)	(34,351)	33,054

Other income (expense):
Impairment loss	-	(299,242)	-
Interest expense	(1,365)	(425)	-
Interest income	98	67	-
Other income	35,909	504	-
Exchange difference	-	325	-
Total other income (expense)	34,642	(298,771)	-

(Loss) income before income taxes	(987,524)	(333,122)	33,054

Income tax expense	-	(29,122)	(6,941)

NET (LOSS) INCOME	(987,524)	(362,244)	26,113

Net loss attributable to non-controlling interest	(31,807)	(12,211)	-

Net (loss) income attributable to Vivic Corp.	$(955,717)	$(350,033)	$26,113

Other comprehensive income (loss):
Foreign currency translation loss	(921)	(1,319)	-

COMPREHENSIVE (LOSS) INCOME	$(956,638)	$(351,352)	$26,113

Net (loss) income per share – Basic and Diluted	$(0.06)	$(0.01)	$0.00

Weighted average common shares outstanding
– Basic and Diluted	15,989,299	65,548,624	29,515,464

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to consolidated financial statements.

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2020	8 Months from May 1, 2019 to December 31, 2019	Year ended April 30, 2019

Cash flows from operating activities:
Net (loss) income	$(987,524)	$(362,244)	$26,113
Adjustments to reconcile net (loss) income to net cash (used in) generated from operating activities
Depreciation of property, plant and equipment	37,890	9,672	1,026
Impairment loss	-	299,242	-

Change in operating assets and liabilities:
Deposits and prepayments	(77,213)	45,207	(10,800)
Other receivables	(30,362)	6,234	-
Accounts payable	25	296	-
Accrued liabilities and other payable	(235,871)	228,604	11,255
Deferred revenue	(36,841)	36,841	-
Income tax payable	(6,388)	29,122	6,941
Net cash (used in) generated from operating activities	(1,336,284)	292,974	34,535

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,921)	(18,164)	-
Acquisition of a subsidiary	-	(78,868)	-
Net cash used in investing activities	(2,921)	(97,032)	-

Cash flows from financing activities:
(Repayment to) advances from related parties	(93,715)	58,159	99,937
Proceeds of loan from former shareholder	-	-	2,025
Repayment on loan from former shareholder	-	-	(4,822)
Repayment of lease liabilities	(7,032)	(1,223)	-
Proceeds from issuance of common and preferred stock	1,308,316	-	24,838
Proceeds from promissory note	87,500	-	-
Change in non-controlling interest	-	128,316	-
Net cash generated from financing activities	1,295,069	185,252	121,978

Effect on exchange rate change on cash and cash equivalents	(14,188)	10,790	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(58,324)	391,984	156,513

BEGINNING OF YEAR/PERIOD	562,503	170,519	14,006

END OF YEAR/PERIOD	$504,179	$562,503	$170,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$31,031	$-	$-
Cash paid for interest	$1,365	$425	$-

NON-CASH FINANCING TRANSACTIONS
Exchange of property, plant and equipment for settlement of debt	$-	$-	$3,678
Gain on settlement of debt	$-	$-	$3,603

See accompanying notes to consolidated financial statements.

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated losses	Noncontrolling interests	Total shareholders’ deficit
	No. of shares	Amount	No. of shares	Amount

Balance as of May 1, 2018	-	$-	21,360,000	21,360	$8,340	$-	$(20,868)	$-	$8,832

Shares issued for placements	832,000	832	96,024,000	96,024	(72,018)	-	-	-	24,838
Gain on settlement of debt	-	-	-	-	3,603	-	-	-	3,603
Net income for the year	-	-	-	-	-	-	26,113	-	26,113

Balance as of April 30, 2019	832,000	$832	117,384,000	117,384	$(60,075)	$-	$5,245	$-	$63,386

Balance as of May 1, 2019	832,000	$832	117,384,000	117,384	$(60,075)	$-	$5,245	$-	$63,386

Shares cancelled	-	-	(85,020,800)	(85,021)	85,021	-	-	-	-
Acquisition of a subsidiary	-	-	-	-	-	-	-	128,316	128,316
Foreign currency translation adjustment	-	-	-	-	-	(1,319)	-	-	(1,319)
Net loss for the period	-	-	-	-	-	-	(350,033)	(12,211)	(362,244)

Balance as of December 31, 2019	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Balance as of January 1, 2020	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Shares cancelled	-	-	(20,976,196)	(20,976)	20,976	-	-	-	-
Shares issued for placements	-	-	13,083,162	13,083	1,295,233	-	-	-	1,308,316
Foreign currency translation adjustment	-	-	-	-	-	(921)	-	-	(921)
Net loss for the year	-	-	-	-	-	-	(955,717)	(31,807)	(987,524)

Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

# Post a Four for One (4:1) forward split effective on January 20, 2020.

See accompanying notes to consolidated financial statements.

VIVIC CORP.

NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020

FOR THE PERIOD FROM MAY 1, 2019 TODECEMBER 31, 2019

FOR THE YEAR ENDED APRIL 30, 2019

NOTE－1

ORGANIZATION AND BUSINESS BACKGROUND

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

The Company also started to develop energy-saving yacht engines. Because it has advanced technology, it can achieve up to 50% energy efficiency. This energy-saving and innovative technology may be applied to new energy-saving engines for yachts. This innovative technology may bring favorable changes to the yachting industry and promote a low-carbon tourism for global environmental protection.

Set forth below is information on organizational developments regarding the Company. During the year ended December 31, 2020 and 8 months ended December 31, 2019, the Company, through its subsidiaries, mainly engaged in providing consultancy services in Hong Kong, Macau and The People’s Republic of China for marina construction and yacht brokerage.

On August 2, 2019, the Company formed a 75% owned subsidiary named Vivic Corporation (Guangzhou) Co., Limited in the People’s Republic of China.

On September 19, 2019, the Company approved the change of fiscal year from April 30 to December 31.

On October 15, 2019, the Company acquired Khashing Yachts Industry (Guangdong) Limited (formerly known as Guangzhou Monte Fino Yacht Company Limited (MF)), a Chinese limited liability company.  MF holds the exclusive license to use the brand “Monte Fino” in the mainland China. Khashing Yachts Industry (Guangdong) Limited is in the process of applying for licenses to develop a yacht marina in Shanwei City, Guangdong Province, China. Khashing Yachts Industry (Guangdong) Limited is also trying to obtain the necessary licenses to develop a marina in Fujian Province, China.

On November 22, 2019, the Company formed a 75% owned subsidiary namely Vivic Corporation (Fujian) Co., Limited in the People’s Republic of China.

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

On September 23, 2020, the Company formed a 70% owned subsidiary namely Zhejiang Jiaxu Yacht Company Limited in the People’s Republic of China.

On December 22, 2020, the Company formed a 60% owned subsidiary namely Khashing Yachts Industry (Hainan) Limited in the People’s Republic of China.

On December 29, 2020, the Company’s subsidiary namely Vivic Corporation (Guangzhou) Co., Limited ceased its operation and de-registered.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Vivic Corporation (Fujian) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB 10,000,000 Paid up: RMB0	75%

Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB550,000	100%

Guangzhou Khashing Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB 10,000,000 Paid up: RMB288,000	90%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB30,000	70%

Khashing Yachts Industry (Hainan) Limited	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: USD10,000,000 Paid up: USD0	60%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period/years reported. Actual results may differ from these estimates.

•

Risks and uncertainties

(1)

The Company’s auditors have issued a going concern opinion. This means that there is substantial doubt that the Company can continue as an ongoing business for the next twelve months if the Company does not generate more revenues or obtain more funds for its business operations. There is no assurance that the Company can generate more revenues or obtain more investments.

(2)

The Company faces strong competition from well-established companies and small independent companies. The Company will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide its services and products to customers. The Company’s opportunity to obtain customers may be limited by its financial resources and other assets.

(3)

The Company relies on the health and growth of the tourism industry. Tourism is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce tourism are likely to reduce our revenues. Also, due to the nature of its business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to its customers, including claims for serious personal injury or death. There can be no assurance that the Company will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance, could adversely affect its business, financial condition and results of operations.

(4)

The Company has a trademark in China and will continue the process of applying trademarks in Taiwan and US.  There is no assurance that the trademark registration can be obtained timely.

(5)

The Company is unable to afford establishing an audit committee due to limited operations and lack of revenue.

(6)

As a Nevada corporation, the Company plans to be able to carry out business in the United States eventually. However, currently we don’t have any substantial asset in the U.S. and we may not be able to own any substantial asset in the near future. Lack of substantial assets will make it difficult for us to launch business operations and cause delay to the execution of our business plans in the U.S.

(7)

The Company has not used a private placement memorandum, a registered stock offering or any other type of formal disclosure connected with prior sales of securities.  Therefore, there is risk that investors might seek to reverse prior purchase transactions and ask for a return of their money.

•

Basis of consolidation

The consolidated financial statements include the financial statements of VIVC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts.

•

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

•

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Service yacht	10 years
Motor vehicle	5 years
Office equipment	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•

Revenue recognition

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

•

Comprehensive income

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

•

Income taxes

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

•

Foreign currencies translation

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in PRC, Hong Kong and Taiwan maintain their books and record in their local currency, Renminbi (“RMB”), Hong Kong dollars (“HK$”) and Taiwanese dollars (“TWD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the year ended December 31, 2020, the period ended December 31, 2019 and the year ended April 30, 2019:

	December 31,		April 30,
	2020	2019	2019
Year/Period-end RMB:US$ exchange rate	6.5276	6.9668	6.9668
Annual/Period average RMB:US$ exchange rate	6.9001	6.9072	6.9668
Year/Period-end HK$:US$ exchange rate	7.7525	7.7872	7.7872
Annual/Period average HK$:US$ exchange rate	7.7557	7.8346	7.8346
Year/Period-end TWD:US$ exchange rate	28.0772	29.9724	-
Annual/Period average TWD:US$ exchange rate	29.4418	30.9120	-

•

Lease

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

•

Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

•

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Concentrations and Credit Risk

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

•

Fair value of financial instruments

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

•

Recent accounting pronouncements

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

NOTE－3

GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from net loss of $987,524 during the year ended December 31, 2020. Also, at December 31, 2020, the Company has incurred the accumulated deficits of $1,300,505. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2020	2019
At cost:
Service yacht	$378,421	$354,568
Motor vehicle	19,386	18,164
Office equipment	2,921	-
Less: accumulated depreciation	(154,453)	(107,192)
	$246,275	$265,540

Depreciation expense for the year ended December 31, 2020,the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019 were $37,890, $9,672 and $1,026, respectively.

NOTE－5

AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments.

NOTE－6

LEASE LIABILITY

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through August 30, 2022, with principal and interest payable monthly. The lease liability is as follows:

Right of use assets and Lease liability – right of use are as follows:

	December 31,
	2020	2019

Right of use assets	$10,185	$17,526

Current portion	$5,924	$5,022
Non-current portion	4,261	9,758

Total	$10,185	$14,780

The lease liability – right of use is as follows:

	December 31,
	2020	2019

Current portion	$5,924	$5,022
Non-current portion	4,261	9,758

Total	$10,185	$14,780

As of December 31, 2020, the maturities of the lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31:
2021	$5,923
2022	6,016

Total:	$11,939

NOTE－7

PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of drawdown. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles.

NOTE－8

INCOME TAXES

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

For the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020 and 2019, the Company has accrued penalties on uncertain tax positions amounting to $25,000 and $0, respectively,

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019 are as follows:

	Year ended December 31, 2020	8 months period from May 1, 2019 to December 31, 2019	Year ended April 30, 2019

(Loss) income before income taxes	$(505,817)	$(160,566)	$33,054
Statutory income tax rate	21%	21%	21%
Income tax expense at statutory rate	(106,222)	(33,719)	6,941
Tax effect of non-deductible items	-	62,841	-
Net operating loss	106,222	-	-
Income tax expense	$-	$29,122	$6,941

Taiwan

The Company operating a branch office in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 201are as follows:

	Year ended December 31, 2020	8 months period from May 1, 2019 to December 31, 2019	Year ended April 30, 2019

Loss before income taxes	$(140,022)	$(36,825)	$-
Statutory income tax rate	20%	20%	20%
Income tax expense at statutory rate	(28,004)	(7,365)	-
Net operating loss	28,004	7,365	-
Income tax expense	$-	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019 are as follows:

	Year ended December 31, 2020	8 months period from May 1, 2019 to December 31, 2019	Year ended April 30, 2019

Loss before income taxes	$(70,817)	$(39,123)	$-
Statutory income tax rate	16.5%	16.5%	16.5%
Income tax expense at statutory rate	(11,685)	(6,455)	-
Tax effect of non-taxable income	(6)	(53)	-
Tax effect of non-deductible items	-	189	-
Net operating loss	11,691	6,319	-
Income tax expense	$-	$-	$-

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019 are as follows:

	Year ended December 31, 2020	8 months period from May 1, 2019 to December 31, 2019	Year ended April 30, 2019

Loss before income taxes	$(245,868)	$(96,608)	$-
Statutory income tax rate	25%	25%	25%
Income tax expense at statutory rate	(61,467)	(24,152)	-
Net operating loss	61,467	24,152	-
Income tax expense	$-	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019

Net operating loss carryforwards:
- United States	$106,222	$-
- Taiwan	28,004	7,365
- Hong Kong	11,691	6,319
- PRC	61,467	24,152
-	207,384	37,836
Less: valuation allowance	(207,384)	(37,836)
Deferred tax assets, net	$-	$-

As of December 31, 2020, the operations incurred $962,524 of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss carryforwards can only carry 20 years, 10 years and 5 years for United States, Taiwan and PRC, respectively. There is no expiry in net operating loss carryforwards for Hong Kong. The Company has provided for a full valuation allowance against the deferred tax assets of $207,384 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－9

SHAREHOLDERS’EQUITY (DEFICIT)

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

The following is a summary of the material rights and restrictions associated with the Company’s common stock. This description does not purport to be a complete description of all of the rights of the Company’s stockholders and is subject to, and qualified in its entirety by, the provisions of the current Articles of Incorporation and Bylaws, which are included as exhibits to this Registration Statement.

The holders of the Company’s common stock currently have (i) equal ratable rights to dividends from funds legally available if declared by the Board of Director of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of the Company (iii) do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which stock holders may vote.

The Company’s Bylaws provide that at all meetings of the stockholders for the election of directors, a plurality of the votes cast shall be sufficient to elect. On all other matters, except as otherwise required by Nevada law or the Articles of Incorporation, a majority of the votes cast at a meeting of the stockholders shall be necessary to authorize any corporate action to be taken by vote of the stockholders. A “plurality” means the excess of the votes cast for one candidate over any other. When there are more than two competitors for the same office, the person who receives the greatest number of votes has a plurality.

The holders of the Company’s preferred stock currently have (i) the right to convert the Preferred Stock to Common Stock at the conversion rate of Ten (10) shares of Common Stock for each share of Series A Preferred Stock (ii) are entitled to participate in the distribution of assets of the Corporation to the holders of its Common Stock, whether such assets are from capital, surplus or earnings in an amount up to the value of the Series A Preferred Stock at the time of the liquidation. (iii) are entitled to the dividend equal to the aggregate dividends for Ten (10) shares of common stock for every one share of Series A Preferred Stock (iv) have voting rights equal to 50 votes per share of Series A Preferred Stock (v) have the right to transfer each share of the Series A Preferred Stock to any third party at any time in such holder's sole and absolute discretion, subject to compliance with applicable securities laws.

Preferred Shares

As of December 31, 2020 and 2019, the Company had a total of 832,000 and 832,000 shares of its preferred stock issued and outstanding, respectively.

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

As of December 31, 2020 and 2019, the Company had a total of 24,470,166and 32,363,200shares of its common stock issued and outstanding, respectively.

NOTE－10

NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019:

	Year ended December 31, 2020	8 months period from May 1, 2019 to December 31, 2019	Year ended April 30, 2019

Net (loss) income for basic and diluted attributable to Vivic Corp.	$(955,717)	$(350,033)	$26,113

Weighted average common stock outstanding
- Basicand Diluted	15,989,299	65,548,624	29,515,464

Net (loss) income per share of common stock – basic and diluted	$(0.06)	$(0.01)	$0.00

NOTE－11

PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in PRC, Taiwan and Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, $11,325, $4,449 and $0 contributions were made accordingly.

NOTE－12

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

In October 15, 2019, the Company paid $85,000 to Kung Yun-Kuang, its director to acquire subsidiary – Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited).

The Company received $193,000, $424,000 and $0 consultancy service income from Everest Capital Corporation, its related party during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

The Company paid $96,000, $37,500 and $0 consulting fee to Honetech Inc., its controlling shareholder during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

The Company paid $60,000, $60,000 and $0 consulting fee to Continental Development Corporation, the shareholder of the Company during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

The Company paid $410,500, $0 and $0 consulting fee to Go Right Holdings Limited., the shareholder of the Company during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

The Company paid $111,377, $11,964 and $0 salaries to certain shareholders during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－13

COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, the Company has no material commitments and contingencies.

NOTE－14

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through March 26, 2021, the Company issued the audited consolidated financial statements.

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement toacquire 60% of Shenzhen Ocean Way Yachts Service Co., Ltd.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that due to lack of segregation of duties and written control policies, our internal control over financial reporting was not effective as of December 31, 2020.

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

Cheng-Hsing Hsu: Board Director and Chief Financial Officer, 52 years’ old, is a resident of Taiwan. He received a Bachelor of Accounting from Fengjia University, Taiwan and EMBA from  Chengjung University, Taiwan. From May 1993 to February 2000, he was the Manager of Accounting Department of Great Wall Enterprise Co., Ltd, Taiwan. From February 2000 to February 2001, he was the manager of Finance Department of Catcher Technology Company, Taiwan.  From March 2001 to March, 2003, he was the Associate General Manager of Dachan Foods (Asia) Company, Hong Kong. From April 2003 to December 2018, he was the CFO of Nam Liong Group General Management Office. From June 2010 to December 2018, he was the Supervisor at Prolink Microsystems Corp., Taiwan. From May 2013 to December 2018, he was the Supervisor of TIONG LIONG Corporation.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

After the change of management in December 2020, we have not paid any compensation to our officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Officers/Directors	Address	No. of Shares	Percentage

Cheng-Hsing Hsu CFO, Director, Treasurer	97, Yunong 3rd. St. Eastern District Tainan City 70125, Taiwan	324,000	1.32%
Cheng-Lung Soong Director, Secretary	10F, No.59 Ln 112 Jihu Road Zhongshan District Taipei, Taiwan	2,039,000	8.33%
	Officers and Directors as Total	2,363,000	9.65%
5% and above shareholders Go Right Holdings Limited	NO. 7, Aly. 1, Ln. 143 , Sec. 2 Lin-An Rd., North District, Tainan City, Taiwan	5,624,800	22.99%
Yun-Kuang Kung	No. 12-1, Xiaoximen, Neighborhood 14m, Zhusha Village, Jincheng Township, Kinmen, Fuchien, Taiwan	3,221,886	13.17%

Liu-Shiang Kung Hwang	NO. 7, Aly. 1, Ln. 143, Sec. 2 Lin-An Rd. North District, Tainan City, Taiwan	1,875,562	7.66%
Kuen-Horng Tsai	3F, No.66, Ln.133 Dongfeng Road, North District, Tainan City, Taiwan	1,784,000	7.29%

Huilan Chen	1091 Rising Moon Trail Snellville GA 30078 U.S.	1,589,686	6.50%
Miao-Chuan Ho	No.22, Ln. 480, Wenxian Road North District, Tainan City 704, Taiwan	1,455,000	5.95%

	5% and above shareholders as Total	15,550,934	63.56%

(1) The percentages below are based on 24,470,166shares of our common stock issued and outstanding as of December 31, 2020.

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

In October 15, 2019, the Company paid $85,000 to Kung Yun-Kuang, its director to acquire subsidiary – KhashingYachts Industry (Gu-angdong) Limited (formerly known as Guangzhou Monte Fino Yacht Company Limited).

The Company received $193,000, $424,000 and $0 consultancy service income from Everest Capital Corporation, its related party during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

The Company paid $96,000, $37,500 and $0 consulting fee to Honetech Inc., its controlling shareholder during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

The Company paid $60,000, $60,000 and $0 consulting fee to Continental Development Corporation., the shareholder of the Company during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

The Company paid $410,500, $0 and $0 consulting fee to Go Right Holdings Limited., the shareholder of the Company during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

The Company paid $111,377, $11,964 and $0 salaries to certain shareholders during the year ended December 31, 2020, the period from May 1, 2019 to December 31, 2019 and the year ended April 30, 2019, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2020, we incurred approximately $40,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2020 and for the reviews of our financial statements for the quarters ended September 30, 2020, June 30, 2020 and March 31, 2020.

Audit service:	$40,000.00
Audited related services:	$0
Tax service:	$0
Others:	$0
Total:	$40,000.00

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

Vivic Corp
(Registrant)

Date:	March 26, 2021	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer, Chairman of the Board, Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shang-Chiai Kung Shang-Chiai Kung	President and Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)	March 26, 2021

/s/ Cheng-Hsing Hsu Cheng-Hsing Hsu	Director, CFO, (Principal Accounting Officer)	March 26, 2021
/s/ Cheng-Lung Soong Cheng-Lung Soong	Director and Secretary	March 26, 2021