Form 10-Q
period 2021-03-31
VIVIC CORP.
filed 2021-05-14
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of May 5, 2021 and March 31, 2021, respectively.
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,401,942 shares and 24,939,054 shares issued and outstanding as of May 5, 2021 and March 31, 2021, respectively.

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
Signatures

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (audited)

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended March 31, 2021 and 2020

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020

Condensed Consolidated Statement of Shareholders’ (Deficit) Equity for the Three Months ended March 31, 2021 and 2020

Notes to Condensed Consolidated Financial Statements

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$592,352	$504,179
Trade receivable	6,000	-
Deposits and prepayments	393,531	77,213
Other receivables	75,364	54,018
Total current assets	1,067,247	635,410

Non-current assets:
Property, plant and equipment, net	235,560	246,275

TOTAL ASSETS	$1,302,807	$881,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payable	$40,891	$12,473
Accrued liabilities and other payable	764,986	70,377
Receipt in advance	15,538	-
Loan from third party	152,588	-
Amounts due to related parties	526,943	523,465
Current portion of lease liability	6,117	5,924
Income tax payable	29,675	29,675
Total current liabilities	1,536,738	641,914

Non-current liabilities:
Lease liability	2,540	4,261
Promissory note	87,500	87,500
	90,040	91,761

TOTAL LIABILITIES	1,626,778	733,675

Commitments and contingencies	-	-

Shareholders’ (deficit) equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 24,939,054 and 24,470,166 shares issued and outstanding as of March 31, 2021 and December 31, 2020	24,939	24,470
Common stock to be issued	720,000	-
Additional paid-in capital	1,804,885	1,341,155
Accumulated other comprehensive income (loss)	14,930	(2,240)
Accumulated deficits	(2,666,434)	(1,300,505)

Total Vivic Corp. shareholders’ (deficit) equity	(100,848)	63,712
Non-controlling interest	(223,123)	84,298

Total (deficit) equity	(323,971)	148,010

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$1,302,807	$881,685

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2021	2020

Revenues, net	$19,194	$111,877

Cost of revenue	(8,012)	(5,158)

Gross profit	11,182	106,719

Operating expenses
General and administrative expenses	(279,856)	(176,347)

Total operating expenses	(279,856)	(176,347)

Loss from operations	(268,674)	(69,628)

Other income (expense)
Impairment of goodwill	(1,126,324)	-
Interest expense	(1,037)	(390)
Interest income	51	17
Other income	40	-

Total other expense	(1,127,270)	(373)

Loss before income taxes	(1,395,944)	(70,001)

Income taxes	-	(9,329)

NET LOSS	(1,395,944)	(79,330)

Net loss attributable to non-controlling interest	(30,015)	(6,465)

Net loss attributable to Vivic Corp.	$(1,365,929)	$(72,865)

Other comprehensive income:
Foreign currency translation gain	17,170	4,689

COMRPEHENSIVE LOSS	$(1,348,759)	$(68,176)

Net loss per share – Basic and Diluted	$(0.08)	$(0.00)

Weighted average common shares outstanding
– Basic and Diluted	17,536,463	32,363,200

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,395,944)	$(79,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	10,136	9,294
Interest expense	774	-
Impairment of goodwill	1,126,324	-

Change in operating assets and liabilities:
Accounts receivable	(6,000)	(4,000)
Other receivables	(51,459)	(11,802)
Deposits and prepayments	(232,096)	(123,621)
Deferred revenue	-	(10,504)
Accounts payable	25,314	8,711
Accrued liabilities and other payables	(19,551)	(13,428)
Receipt in advance	15,538	-
Income tax	-	298

Net cash used in operating activities	(526,964)	(224,382)

Cash flows from investing activities:
Cash from acquisition of a subsidiary	5,203	-

Net cash generated from investing activities	5,203	-

Cash flows from financing activities:
Advances from related parties	3,478	(20,468)
Proceeds from issuance of common stocks	464,199	-
Proceeds from third party loan	152,588	-
Repayment of lease liability	(1,488)	(1,235)

Net cash generated from (used in) financing activities	618,777	(21,703)

Effect on exchange rate change on cash and cash equivalents	(8,843)	8,822

NET CHANGE IN CASH AND CASH EQUIVALENTS	88,173	(237,263)

BEGINNING OF PERIOD	504,179	562,503

END OF PERIOD	$592,352	$325,240

Supplemental Cash Flows Information:
Cash paid for interest	$263	$390
Cash paid for tax	$-	$9,031

Supplemental Disclosure of Non Cash Flow Information:
Conversion of accrued liabilities and other payables to common stock to be issued	$720,000	$-

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ (deficit) equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2021	832,000	$832	24,470,166	$24,470	-	$-	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan repayment	-	-	468,888	469			463,730	-	-	-	464,199
Acquisition of subsidiary	-	-	-	-	300,000	720,000	-	-	-	(277,406)	442,594
Foreign currency translation adjustment	-	-	-	-	-	-	-	17,170	-	-	17,170
Net loss for the period	-	-	-	-	-	-	-	-	(1,365,929)	(30,015)	(1,395,944)

Balance as of March 31, 2021	832,000	$832	24,939,054	24,939	300,000	$720,000	$1,804,885	$14,930	$(2,666,434)	$(223,123)	$(323,971)

Balance as of January 1, 2020	832,000	$832	32,363,200	$32,363	-	$-	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Foreign currency translation adjustment	-	-	-	-	-	-	-	4,689	-	-	4,689
Net loss for the period	-	-	-	-	-	-	-	-	(72,865)	(6,465)	(79,330)
					-

Balance as of March 31, 2020	832,000	$832	32,363,200	32,363	-	$-	$24,946	$3,370	$(417,653)	$109,640	$(246,502)

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Set forth below is information on organizational developments regarding the Company. During the period ended March 31, 2021 and year ended December 31, 2020, the Company, through its subsidiaries, mainly engaged in providing consultancy services in Hong Kong, Macau and The People’s Republic of China for marina construction and yacht brokerage.

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

On September 23, 2020, the Company formed a 70% owned subsidiary namely Zhejiang Jiaxu Yacht Company Limited in the People’s Republic of China.

On December 22, 2020, the Company formed a 60% owned subsidiary namely Khashing Yachts Industry (Hainan) Limited in the People’s Republic of China.

On December 29, 2020, the Company’s subsidiary namely Vivic Corporation (Guangzhou) Co., Limited ceased its operation and de-registered.

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to acquire 60% of Shenzhen Ocean Way Yachts Services Co., Ltd and its subsidiaries.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Vivic Corporation (Fujian) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB 10,000,000 Paid up: RMB0	75%

Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB645,000 (2020: RMB550,000)	100%

Guangzhou Khashing Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB308,000 (2020: RMB288,000)	90%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB30,000	70%

Khashing Yachts Industry (Hainan) Limited	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: USD10,000,000 Paid up: USD0	60%

Shenzhen Ocean Way Yachts Services Co., Ltd.	The People’s Republic of China	Tourism consultancy service and provision of advertising service	Registered: RMB2,500,000 Paid up: RMB1,360,000	60%

Shenzhen LANBO Yacht Co., Ltd	The People’s Republic of China	Provision of internet technology development service	Registered: RMB100,000 Paid up: RMB100,000	39%

Jiahai Yacht (Hainan) Co., Ltd	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB1,000	59%

Shenzhen Cheng Tou Yacht Development Co., Ltd	The People’s Republic of China	Provision of yacht service	Registered: RMB5,000,000 Paid up: RMB0	12%

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

●Risks and Uncertainties

(1)The Company’s auditors have issued a going concern opinion. This means that there is substantial doubt that the Company can continue as an ongoing business for the next twelve months if the Company does not generate more revenues or obtain more funds for its business operations. There is no assurance that the Company can generate more revenues or obtain more investments.

(2)The Company faces strong competition from well-established companies and small independent companies. The Company will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide its services and products to customers. The Company’s opportunity to obtain customers may be limited by its financial resources and other assets.

(3)The Company relies on the health and growth of the tourism industry. Tourism is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce tourism are likely to reduce our revenues. Also, due to the nature of its business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to its customers, including claims for serious personal injury or death. There can be no assurance that the Company will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance, could adversely affect its business, financial condition and results of operations.

(4)The Company has a trademark in China and will continue the process of applying trademarks in Taiwan and US.  There is no assurance that the trademark registration can be obtained timely.

(5)The Company is unable to afford establishing an audit committee due to limited operations and lack of revenue.

(6)As a Nevada corporation, the Company plans to be able to carry out business in the United States eventually. However, currently we don’t have any substantial asset in the U.S. and we may not be able to own any substantial asset in the near future. Lack of substantial assets will make it difficult for us to launch business operations and cause delay to the execution of our business plans in the U.S.

(7)The Company has not used a private placement memorandum, a registered stock offering or any other type of formal disclosure connected with prior sales of securities.  Therefore, there is risk that investors might seek to reverse prior purchase transactions and ask for a return of their money.

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

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended March 31, 2021 and year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Period/year-end RMB:US$ exchange rate	6.5536	6.5276
Period/annual average RMB:US$ exchange rate	6.4820	6.9001
Period/year-end HK$:US$ exchange rate	7.7742	7.7525
Period/annual average HK$:US$ exchange rate	7.7569	7.7557
Period/year-end TWD:US$ exchange rate	28.0689	28.0772
Period/annual average TWD:US$ exchange rate	28.4682	29.4418

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

●Noncontrolling interest

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

NOTE－4BUSINESS COMBINATION

On January 3, 2021, the Company  acquired 60% of the equity ownership of Shenzhen Ocean Way Yachts Services Co., Limited including all of its Subsidiaries (collectively “Ocean Way Group”) (the “Acquisition”) under the Share Transfer and Investment Agreement (“Agreement”) entered in January 3, 2021 between Guangdong Khashing, Ocean Way and Zhuang Shaorong, its 100% shareholder (“Transferor”). Under the Agreement, Transferor shall transfer to the Company 60% of the total ownership of Ocean Way in exchange for our 300,000 shares of common stock based on the current market price of $2.40 per share at grant date, approximately $720,000, and the shares will be delivered to the Transferor in three consecutive annual tranches, 100,000 shares each tranche.

In addition, the Company shall pay USD18,301 (equivalent to RMB 120,000) per month to Ocean Way as additional working capital for three consecutive years following the transfer of the equity ownership (“Working Capital Investment”).  If Ocean Way generates profits in consecutive six months, the Company may cease to pay the additional working capital.  At the conclusion of the three years, Ocean Way will carry out an appraisal of its total valuation (“Anticipated Valuation”) and in the event that the portion of the Anticipated Valuation attributed to Guangdong Khashing exceeds the Working Capital Investment, Guangdong Khashing shall pay the difference to the Transferor.

The purchase price allocation resulted in $1,126,324 of goodwill, as below:

Acquired assets:	US$
Cash and cash equivalents	$5,203
Prepayments	84,222
Plant and equipment	313
89,738

Less: Assumed liabilities
Accounts payable	(10,308)
Accrued liabilities and other payables	(743,498)
(753,806)

Fair value of net assets acquired	(664,068)
Non-controlling interest	277,406
Exchange difference	(19,662)
Goodwill recorded	1,126,324

Cash consideration allocated	$720,000

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

The goodwill is fully impaired during the period ended March 31, 2021, based on the management’s estimate.

NOTE－5GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from net loss of $1,395,944 during the three months ended March 31, 2021. Also, at March 31, 2021, the Company has incurred the accumulated deficits of $2,666,434 and working capital deficit of $469,491. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through March 31, 2022 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－6PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
		(Audited)
At cost:
Service yacht	$376,922	$378,421
Motor vehicle	19,310	19,386
Office equipment	3,192	2,921
	399,424	400,728
Less: accumulated depreciation	(163,864)	(154,453)
	$235,560	$246,275

Depreciation expense for the three months ended March 31, 2021 and 2020 were $10,136 and $9,294, respectively.

NOTE－7DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	March 31, 2021	December 31, 2020
		(Audited)

Deposits	$144,277	$77,213
Prepayments (a)	249,254	-

	$393,531	$77,213

(a)The amount will be recognised as expenses in next twelve months.

NOTE－8ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	March 31, 2021	December 31, 2020
		(Audited)

Accrued expenses	$24,607	$30,343
Other payable (a)	740,379	70,377

	$764,986	$70,377

(a)The amount will be settled in next twelve months.

NOTE－9AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by the Company’s shareholders, which are unsecured, interest-free and have no fixed terms of repayment.

NOTE－10LOAN FROM THIRD PARTY

The amount represented a loan advanced to the Company by a third party, which is unsecured and charged at 5% interest per annum.  The amount is expected to be repaid within one year.

NOTE－11LEASE LIABILITY

The Company purchased a service vehicle under a financing lease arrangement with the effective interest rate of 2.25% per annum, due through August 30, 2022, with principal and interest payable monthly. The lease liability is as follows:

Right of use assets and lease liability – right of use are as follows:

	March 31, 2021	December 31, 2020
		(Audited)

Right of use assets	$8,657	$10,185

Current portion	$6,117	$5,924
Non-current portion	2,540	4,261

Total	$8,657	$10,185

The lease liability – right of use is as follows:

	March 31, 2021	December 31, 2020
		(Audited)

Current portion	$6,117	$5,924
Non-current portion	2,540	4,261

Total	$8,657	$10,185

As of March 31, 2021, the maturities of the lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending March 31:
2022	$7,004
2023	2,843

Total:	$9,847

NOTE－10PROMISSORY NOTE

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

NOTE－12INCOME TAXES

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

For the period ended March 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2021 and December 31, 2020, the Company has accrued penalties on uncertain tax positions amounting to $25,000 and $25,000, respectively,

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020

(Loss) income before income taxes	$(60,909)	$44,428
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(12,791)	9,329
Tax effect of allowance	12,791	-
Income tax expense	$-	$9,329

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year. The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the three months ended March 31, 2021 and 2020.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.  The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the three months ended March 31, 2021 and 2020.

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020

Loss before income taxes	$(1,282,648)	$(63,495)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(320,662)	(15,874)
Net operating loss	320,662	15,874
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
		(Audited)
Deferred tax assets on
Net operating loss carryforwards:
-United States	$12,791	$106,222
-Taiwan	3,328	28,004
-Hong Kong	6,029	11,691
-PRC	320,662	61,467
	342,810	207,384
Less: valuation allowance	(342,810)	(207,384)
Deferred tax assets, net	$-	$-

As of March 31, 2021, the operations, as aggregate, are incurred $1,305,334 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $342,810 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－13SHAREHOLDERS’ DEFICIT

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Shares

As of March 31, 2021 and December 31, 2020, the Company had a total of 832,000 and 832,000 shares of its preferred stock issued and outstanding, respectively.

Common Shares

On March 5, 2021, the Company converted a debt in the amount of $464,199 (equivalent to RMB3,000,000) (“Debt”), which was owed to Yufei Zeng, into shares of common stock, at the conversion price of $0.99 per share and issued 468,888 shares of common stock to Yufei Zeng accordingly.

As of March 31, 2021 and December 31, 2020, the Company had a total of 24,939,054, and 24,470,166 shares of its common stock issued and outstanding, respectively.

NOTE－14RELATED PARTY TRANSACTIONS

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

The Company received $0 and $103,000 consultancy service income from Everest Capital Corporation, its related party during the three months ended March 31, 2021 and 2020, respectively.

The Company paid $9,000 and $9,000 consulting fee to Honetech Inc., its controlling shareholder during the three months ended March 31, 2021 and 2020, respectively.

The Company paid $0 and $15,000 consulting fee to Continental Development Corporation., the shareholder of the Company during the three months ended March 31, 2021 and 2020, respectively.

The Company paid $46,003 and $0 consulting fee to Go Right Holdings Limited., the shareholder of the Company during the three months ended March 31, 2021 and 2020, respectively.

The Company paid $34,058 and $12,226 salaries to certain shareholders during the three months ended March 31, 2021 and 2020, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－15COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no material commitments and contingencies.

NOTE－16SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred March 31, 2021, up through May 14, 2021 the Company issued the unaudited condensed consolidated financial statements.

On April 23, 2021, the Company converted a debt in the amount of US$462,888 (equivalent to RMB3,006,110.74) (“Debt”), which was owed to Shuji Kuang, into shares of common stock, at the conversion rate of US$1 per share and accordingly issued 462,888 shares of common stock to Shuji Kuang.

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

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern. To evaluate this assumption, the section below with the title of “GOING CONCERN” should be reviewed carefully. In addition, NOTE - 5 to the unaudited Consolidated Financial Statements should also be reviewed carefully.   Based on the assumption stated above, we have not included adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary if we are not able to continue in operation.

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

We generated net revenues of $19,194 and $111,877 for three months ended March 31, 2021 and 2020, respectively.  The significant drop in net revenues was essentially caused by the COVID-19 outbreak, which has been pandemic more than one year worldwide and adversely influenced our consulting service fee on sales and marketing of yachts.

The costs of revenue were $8,012 and $5,158 for three months ended March 31, 2021 and 2020, respectively.  The rise in the cost of revenue was because the marketing expenses increased for business promotion purpose.

The gross profits were $11,182 and $106,719 for three months ended March 31, 2021 and 2020, respectively.  The fall in gross profit was mainly caused by the COVID-19 pandemic, which unfavorably affected our consulting service fee on sales and marketing of yachts.

The general and administrative expenses were $279,856 and $176,347 for three months ended March 31, 2021 and 2020, respectively.  The main reasons for the rise in the general and administrative expenses were that the company expanded its operations with increased consultancy charges on business planning and projects and staff costs. General and administrative expenses basically included the business expenses and corporate overhead.

The other expenses were $1,127,270 and $373 for three months ended March 31, 2021 and 2020, respectively.  The fluctuation between these two periods ended was mainly due to the impairment loss on goodwill on the acquisition of a subsidiary $1,126,324 for three months ended March 31, 2021.

The net losses were $1,395,944 and $79,330 for three months ended March 31, 2021 and 2020, respectively.  The main reason for the increased losses was the impairment loss on goodwill on the acquisition of a subsidiary $1,126,324.

LIQUIDITY AND CAPITAL RESOURCES

The total assets were $1,302,807 and $881,685 as of March 31, 2021 and December 31, 2020, respectively.  The upturn in total assets between these two dates was chiefly due to the increase in the current assets, which were $1,067,247 and $635,410 as of March 31, 2021 and December 31, 2020 respectively.  The boost in the current assets was mainly caused by the rise in deposits and prepayments, which were $393,531 and $77,213 as of March 31, 2021 and December 31, 2020, respectively.

The total liabilities were $1,626,778 and $733,675 as of March 31, 2021 and December 31, 2020, respectively.  The boost in total liabilities between these two dates was chiefly due to the increase in the current liabilities, which were $1,536,738 and $641,914 as of March 31, 2021 and December 31, 2020, respectively.  The rise in the current liabilities was mainly led by the increase in the accrued liabilities and other payables $764,986, receipt in advance $15,538, loan from third party $152,588 as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the accumulated deficits were $2,666,434 and $1,300,505 respectively.  The increase in the accumulated deficits was basically caused by the decreased net revenues, which negatively affected by the COVID-19 pandemic, and the increased other expenses, which included the impairment loss on goodwill on the acquisition of a subsidiary $1,126,324.   The total liabilities and shareholders’ equity as of March 31, 2021 and December 31, 2020 were $1,302,807 and $881,685, respectively.

Cash Flows from Operating Activities

The net cash used in operating activities were $526,964 and 224,382 for three months ended March 31, 2021 and 2020, respectively.    For three months ended March 31, 2021, the most affected the net cash used in operating activities were the net loss $1,395,944, offset by the impairment loss on goodwill on the acquisition of a subsidiary $1,126,324, receipt in advance $15,538.

Cash Flows from Investing Activities

The net cash generated from investing activities were $5,203 and $0 for three months ended March 31, 2021 and 2020, respectively.   The sum represented the cash from acquisition of a subsidiary for three months ended March 31, 2021,

Cash Flows from Financing Activities

The net cash generated from financing activities were $618,777 for three months ended March 31, 2021 and the net cash used in financing activities were $21,703 for three months ended March 31, 2020.   The fluctuation between these two periods ended were mainly due to the proceeds from issuance of common stocks $464,199 and proceeds from third party loan $152,588.

Going Concern

The condensed consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company has suffered from net loss of $1,395,944 during the three months ended March 31, 2021. Also, at March 31, 2021, the Company has incurred the accumulated deficits of $2,666,434 and working capital deficit of $469,491. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through March 31, 2022 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2021, we converted a debt in the amount of US$464,199.12 (RMB 3,000,000.00 Yuan) (“Debt”), which was owed to Yufei Zeng, into shares of common stock of the Company, at the conversion rate of US$0.99 per share and accordingly issued 468,888 shares of common stock to Yufei Zeng. The Debt was previously lent by Yufei Zeng to Khashing Yacht Industry (Guangdong) Limited Yacht Company, a wholly owned subsidiary of the Company, and was then assumed by the Company.

On April 22, 2021, , we converted a debt in the amount of US$464,888 (RMB3,006,110 Yuan) (“Debt”), which was owed to Shunji Kuang, into shares of common stock of the Company, at the conversion rate of US$1 per share and accordingly issued 468,888 shares of common stock to Shunji Kuang. The Debt was previously lent by Shunji Kuang to Khashing Yacht Industry (Guangdong) Limited Yacht Company, a wholly owned subsidiary of the Company, and was then assumed by the Company.

The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2021.

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

Vivic Corp
(Registrant)

Date:	May 14, 2021	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer, Chairman of the Board, Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shang-Chiai Kung Shang-Chiai Kung	President and Chief Executive Officer, Chairman of the Board, Director (Principal Executive Officer)	May 14, 2021

/s/ Cheng-Hsing Hsu Cheng-Hsing Hsu	Director, CFO, (Principal Accounting Officer)	May 14, 2021
/s/ Cheng-Lung Soong Cheng-Lung Soong	Director and Secretary	May 14, 2021