Form 10-Q
period 2021-06-30
VIVIC CORP.
filed 2021-08-12
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of August 3, 2021

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,401,942 shares issued and outstanding as of August 3, 2021

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
Signatures

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$148,630	$504,179
Accounts receivable	16,006	-
Deposits and prepayments	481,565	77,213
Other receivables	86,701	54,018

Total current assets	732,902	635,410

Non-current assets:
Property, plant and equipment, net	246,246	246,275

TOTAL ASSETS	$979,148	$881,685

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$41,835	$12,473
Accrued liabilities and other payables	817,162	70,377
Amounts due to related parties	247,401	523,465
Current portion of lease liability	6,267	5,924
Income tax payable	29,675	29,675

Total current liabilities	1,142,340	641,914

Non-current liabilities:
Lease liability	969	4,261
Promissory note	87,500	87,500

Total non-current liabilities	88,469	91,761

TOTAL LIABILITIES	1,230,809	733,675

Commitments and contingencies		-

Shareholders’ (deficit) equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,401,942 and 24,470,166 shares issued and outstanding as of June 30, 2021 and December 31, 2020	25,402	24,470
Common stock to be issued	720,000	-
Additional paid-in capital	2,267,310	1,341,155
Accumulated other comprehensive income (loss)	14,681	(2,240)
Accumulated deficits	(2,999,310)	(1,300,505)

Total Vivic Corp. shareholders’ equity	28,915	63,712
Non-controlling interest	(280,576)	84,298

Total shareholders’ (deficit) equity	(251,661)	148,010

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$979,148	$881,685

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

REVENUE	$99,821	$42,741	$119,015	$154,618

Cost of revenue	(136,388)	5,158	(144,400)	-

Gross (loss) profit	(36,567)	47,899	(25,385)	154,618

Operating expenses:
General and administrative expenses	$(353,480)	$(358,394)	$(633,336)	(534,741)

Total operating expenses	(353,480)	(358,394)	(633,336)	(534,741)

Loss from operations	(390,047)	(310,495)	(658,721)	(380,123)

Other income (expense):
Impairment of goodwill	-	-	(1,126,324)	-
Interest income	60	44	111	61
Interest expense	(302)	(350)	(1,339)	(740)
Other (expense) income	(40)	13,651	-	13,651
Exchange gain, net	-	366	-	366

Total other income (expense)	(282)	13,711	(1,127,552)	13,338

Loss before income taxes	(390,329)	(296,784)	(1,786,273)	(366,785)

Income taxe expense	-	9,329	-	-

NET LOSS	(390,329)	(287,455)	(1,786,273)	(366,785)

Net loss attributable to non-controlling interest	(57,453)	(7,320)	(87,468)	(13,785)
Net loss attributable to Vivic Corp.	$(332,876)	$(280,135)	$(1,698,805)	$(353,000)

Other comprehensive loss:
Foreign currency translation loss	(249)	(7,746)	16,921	(3,057)

COMRPEHENSIVE LOSS	$(333,125)	$(287,881)	$(1,681,884)	$(356,057)

Net loss per share – Basic and Diluted	$(0,02)	$(0.01)	$(0.07)	$(0.01)

Weighted average common shares outstanding
– Basic and Diluted	25,288,792	31,793,138	24,947,162	32,078,169

See accompanying notes to condensed consolidated financial statements.

5

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,786,273)	$(366,785)
Adjustments to reconcile net loss to net cash used in from operating activities
Depreciation of property, plant and equipment	20,915	18,489
Impairment of goodwill	1,126,324	-

Change in operating assets and liabilities:
Accounts receivable	(16,006)	(34,000)
Deposits and prepayments	(320,130)	(64,749)
Other receivables	(62,796)	(10,613)
Accounts payable	25,741	709
Deferred revenue	-	(20,335)
Accrued liabilities and other payables	33,916	(204,292)
Income tax payable	-	(9,031)

Net cash used in operating activities	(978,309)	(690,607)

Cash flows from investing activities:
Cash from acquisition of a subsidiary	5,203	-
Payment to acquire property, plant and equipment	(18,169)	-

Net cash used in investing activities	(12,966)	-

Cash flows from financing activities:
(Repayment to) advances from related parties	(276,064)	348,287
Proceeds from issuance of common and preferred stocks	927,087	-
Repayment of lease liability	(3,064)	(2,511)

Net cash generated from financing activities	647,959	345,776

Effect on exchange rate change on cash and cash equivalents	(12,233)	(2,340)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(355,549)	(347,171)

BEGINNING OF PERIOD	504,179	562,503

END OF PERIOD	$148,630	$215,332

Supplemental Cash Flows Information:
Cash paid for interest	$1,339	$740
Cash paid for tax	$-	$9,031

Supplemental Disclosure of Non Cash Flows Information:
Conversion of debt to common stock to be issued	$720,000	$-

See accompanying notes to condensed consolidated financial statements.

6

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2021
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ (deficit) equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of April 1, 2021	832,000	$832	24,939,054	$24,939	300,000	$720,000	$1,804,885	$14,930	$(2,666,434)	$(223,123)	$(323,971)

Shares issued for loan repayment	-	-	462,888	463			462,425	-	-	-	462,888
Foreign currency translation adjustment	-	-	-	-	-	-	-	(249)	-	-	(249)
Net loss for the period	-	-	-	-	-	-	-	-	(332,876)	(57,453)	(390,329)

Balance as of June 30, 2021	832,000	$832	25,401,942	$25,402	300,000	$720,000	$2,267,310	$14,681	$(2,999,310)	$(280,576)	$(251,661)

	Three months ended June 30, 2020
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ (deficit) equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of April 1, 2020	832,000	$832	32,363,200	$32,363	-	$-	$24,946	$3,370	$(417,653)	$109,640	$(246,502)

Cancellation of shares	-	-	(19,512,441)	(19,512)	-	-	19,512	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(7,746)	-	-	(7,746)
Net loss for the period	-	-	-	-	-	-	-	-	(280,135))	(7,320)	(287,455)

Balance as of June 30, 2020	832,000	$832	12,850,759	$12,851	-	$-	$44,458	$(4,376)	$(697,788)	$102,320	$(541,703)

	Six months ended June 30, 2021
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ (deficit) equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2021	832,000	$832	24,470,166	$24,470	-	$-	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan repayment	-	-	931,776	932			926,155	-	-	-	927,087
Acquisition of subsidiary	-	-	-	-	300,000	720,000	-	-	-	(277,406)	442,594
Foreign currency translation adjustment	-	-	-	-	-	-	-	16,921	-	-	16,921
Net loss for the period	-	-	-	-	-	-	-	-	(1,698,805)	(87,468)	(1,786,273)

Balance as of June 30, 2021	832,000	$832	25,401,942	$25,402	300,000	$720,000	$2,267,310	$14,681	$(2,999,310)	$(280,576)	$(251,661)

	Six months ended June 30, 2020
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ (deficit) equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2020	832,000	$832	32,363,200	$32,363	-	$-	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Cancellation of shares	-	-	(19,512,441)	(19,512)	-	-	19,512	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,057)	-	-	(3,057)
Net loss for the period	-	-	-	-	-	-	-	-	(353,000)	(13,785)	(366,785)

Balance as of June 30, 2020	832,000	$832	12,850,759	$12,851	-	$-	$44,458	$(4,376)	$(697,788)	$102,320	$(541,703)

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE－2ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the "Company" or “VIVC”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017. Starting December 27, 2018, associated with the change of management, we expanded our business operations to include new types of marine tourism.  In addition, the Company started making efforts to enter into the businesses of constructing marinas and constructing yachts in the mainland China under the brand of Monte Fino. Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

The Company has also developed and operates “Joy Wave”(享浪)，an online yacht rental and leisure service business in Guangzhou, China. In the mainland China and Taiwan, primarily through the Internet, we provide third-party yacht and marine tourism services.  This marine tourism involves high quality coastal tourism attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

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

On May 11, 2021, the Company’s subsidiary namely Guangzhou Khashing Yacht Company Limited ceased its operation and de-registered.

On July 13, 2021, the Company’s subsidiary namely Shenzhen Cheng Tou Yacht Development Co., Ltd ceased its operation and de-registered.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Vivic Corporation (Fujian) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB 10,000,000 Paid up: RMB0	75%

Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB795,000 (2020: RMB550,000)	100%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB1,030,000	70%

Khashing Yachts Industry (Hainan) Limited	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: USD10,000,000 Paid up: USD0	60%

Shenzhen Ocean Way Yachts Services Co., Ltd.	The People’s Republic of China	Tourism consultancy service and provision of advertising service	Registered: RMB2,500,000 Paid up: RMB1,780,000	60%

Shenzhen LANBO Yacht Co., Ltd	The People’s Republic of China	Provision of internet technology development service	Registered: RMB100,000 Paid up: RMB100,000	39%

Jiahai Yacht (Hainan) Co., Ltd	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB1,000	59%

Shenzhen Cheng Tou Yacht Development Co., Ltd	The People’s Republic of China	Provision of yacht service	Registered: RMB5,000,000 Paid up: RMB0	12%

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended June 30, 2021 and year ended December 31, 2020:

	June 30, 2021	December 31, 2020
Period/year-end RMB:US$ exchange rate	6.4549	6.5276
Period/annual average RMB:US$ exchange rate	6.4697	6.9001
Period/year-end HK$:US$ exchange rate	7.7512	7.7525
Period/annual average HK$:US$ exchange rate	7.7610	7.7557
Period/year-end TWD:US$ exchange rate	27.8808	28.0772
Period/annual average TWD:US$ exchange rate	28.0113	29.4418

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

●Net loss per share

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

The Company has suffered from net loss of $1,786,273 during the six months ended June 30, 2021. Also, at June 30, 2021, the Company has incurred the accumulated deficits of $2,999,310 and working capital deficit of $409,438. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5BUSINESS COMBINATION

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

The goodwill is fully impaired during the period ended June 30, 2021, based on the management’s estimate.

NOTE－6PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
		(Audited)
At cost:
Service yacht	$382,688	$378,421
Motor vehicle	19,605	19,386
Office equipment	21,109	2,921
	423,402	400,728
Less: accumulated depreciation	(177,156)	(154,453)
	$246,246	$246,275

Depreciation expense for the three months ended June 30, 2021 and 2020 were $10,779 and $9,195, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 were $20,915 and $18,489, respectively.

NOTE－7DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	June 30, 2021	December 31, 2020
		(Audited)

Deposits	$35,925	$77,213
Prepayments (a)	445,640	-

	$481,565	$77,213

(a)The amount will be recognized as expenses in the next twelve months.

NOTE－8ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	June 30, 2021	December 31, 2020
		(Audited)

Accrued expenses	$11,734	$30,343
Receipt in advance	7,658	-
Other payable (a)	797,770	70,377

	$817,162	$100,720

(a)The amount will be settled in the next twelve months.

NOTE－9AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant.

NOTE－10LEASE LIABILITY

The Company purchased a service vehicle under a financing lease arrangement with the effective interest rate of 2.25% per annum, due through August 30, 2022, with principal and interest payable monthly. The lease liability is as follows:

Right of use assets and Lease liability – right of use are as follows:

	June 30, 2021	December 31, 2020
		(Audited)

Right of use assets	$7,236	$10,185

Current portion	$6,267	$5,924
Non-current portion	969	4,261

Total	$7,236	$10,185

The lease liability – right of use is as follows:

	June 30, 2021	December 31, 2020
		(Audited)

Current portion	$6,267	$5,924
Non-current portion	969	4,261

Total	$7,236	$10,185

As of June 30, 2021, the maturities of the lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending June 30:
2022	$7,111
2023	919

Total:	$8,030

NOTE－11PROMISSORY NOTE

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

For the period ended June 30, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2021 and December 31, 2020, the Company has accrued penalties on uncertain tax positions amounting to $25,000 and $25,000, respectively,

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the six months ended June 30, 2021 and 2020 are as follows:

	Six months ended June 30,
	2021	2020

Loss before income taxes	$(75,382)	$(181,230)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(15,830)	(38,058)
Tax effect of allowance	15,830	38,058
Income tax expense	$-	$-

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year. The operation in Taiwan incurred an operating loss and there is no provision for income tax for the six months ended June 30, 2021 and 2020.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.  The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the six months ended June 30, 2021 and 2020.

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the six months ended June 30, 2021 and 2020 are as follows:

	Six months ended June 30,
	2021	2020

Loss before income taxes	$(1,627,183)	$(88,105)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(406,796)	(22,026)
Net operating loss	406,796	22,026
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2021 and December 31, 2020:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Deferred tax assets on
Net operating loss carryforwards:
-United States	$15,830	$106,222
-Taiwan	7,439	28,004
-Hong Kong	7,674	11,691
-PRC	406,796	61,467
-	437,739	207,384
Less: valuation allowance	(437,739)	(207,384)
Deferred tax assets, net	$-	$-

As of June 30, 2021, the operations in incurred $1,786,273 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards. The Company has provided for a full valuation allowance against the deferred tax assets of $437,739 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－13SHAREHOLDERS’ DEFICIT

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Shares

As of June 30, 2021 and December 31, 2020, the Company had a total of 832,000 and 832,000 shares of its preferred stock issued and outstanding, respectively.

Common Shares

On March 5, 2021, the Company converted a debt in the amount of $464,199 (equivalent to RMB3,000,000) (“Debt”), which was owed to Yufei Zeng, into shares of common stock, at the conversion price of $0.99 per share and issued 468,888 shares of common stock to Yufei Zeng accordingly.

On April 23, 2021, the Company converted a debt in the amount of $462,888 (equivalent to RMB3,006,111) (“Debt”), which was owed to Shunji Kuang, into shares of common stock, at the conversion price of $1 per share and issued 462,888 shares of common stock to Shunji Kuang accordingly.

As of June 30, 2021 and December 31, 2020, the Company had a total of 25,401,942 and 24,470,166 shares of its common stock issued and outstanding, respectively.

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

The Company paid $9,000 and $18,000 consulting fee to Honetech Inc., its controlling shareholder during the six months ended June 30, 2021 and 2020, respectively.

The Company paid $0 and $30,000 consulting fee to Continental Development Corporation., its related party during the six months ended June 30, 2021 and 2020, respectively.

The Company paid $46,003 and $200,000 consulting fee to Go Right Holdings Limited., its related party during the six months ended June 30, 2021 and 2020, respectively.

The Company paid $74,680 and $55,812 salaries to certain shareholders during the six months ended June 30, 2021 and 2020, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－15COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has no material commitments and contingencies.

NOTE－16SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred June 30, 2021, up through August 12, 2021 the Company presented the condensed consolidated financial statements.

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

We generated net revenues of $99,821 and $42,741 for the three months ended June 30, 2021 and 2020 respectively.  The net revenues generated for the six months ended June 30, 2021 and 2020 were $119,015 and $154,618 respectively.

The net loss was $390,329 and $287,455 for the three months ended June 30, 2021 and 2020 respectively.  The net loss was $1,786,273 and $366,785 for the six months ended June 30, 2021 and 2020 respectively.  The main reason for the increased losses was the impairment of goodwill incurred during the six months ended June 30, 2021 and the increased general and administrative expenses.

The general and administrative expenses incurred for the three months ended June 30, 2021 and 2020 were $353,480 and $358,394 respectively.  The general and administrative expenses incurred for the six months ended June 30, 2021 and 2020 were $633,336 and $534,741 respectively.  The fundamental reasons for the rise in the general and administrative expenses were that the company expanded its operations with increased legal fee, consultancy fee on business planning and projects, and staffing when comparing the same period between 2021 and 2020.  General and administrative expenses were basically the business expenses and corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021 and December 31, 2020, our total assets were $979,148 and $881,685 respectively.  The fall in total assets was primarily caused by the decreased cash and cash equivalent.   As of June 30, 2021 and December 31, 2020, our total liabilities were $1,230,809 and $733,675 respectively.  The accumulated deficits were $2,999,310 as of June 30, 2021, compared it as of December 31, 2020, accumulated deficits were $1,300,505.  The increase in the accumulated deficits was basically caused by the impairment of goodwill incurred during the six months ended June 30, 2021 and the increased general and administrative expenses. The total liabilities and shareholders’ deficit as of June 30, 2021 and December 31, 2020 were $979,148 and $881,685 respectively.  It was mainly caused by the rise in the accumulated deficits.

Cash Flows from Operating Activities

For the period ended June 30, 2021, the net cash used in operating activities was $978,309, compared to the same period ended 2020, the net cash used in operating activities was $690,607.  The change in cash in operating activities between these two periods was primarily due to the increase in the net loss.

Cash Flows from Investing Activities

For the six months ended June 30, 2021 there was $12,966 used in investing activities compared to $0 for the same period ended June 30, 2020.

Cash Flows from Financing Activities

For the same period ended June 30, 2021 and 2020, the net cash generated from financing activities were $647,959 and $345,776 respectively.  The change between these two periods was mostly caused by the increase of the cash proceeds from issuance of stock and the repayment of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ended June 30, 2021

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2021.

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

Dated: August 12, 2021

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer, Chief Financial Officer