Form 10-Q
period 2021-09-30
VIVIC CORP.
filed 2021-11-15
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of October 31, 2021.
Common stock, $0.001 par value; 70,000,000 shares authorized 25,556,810 shares issued and outstanding as of October 31, 2021.

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
Signatures

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$61,370	$504,179
Accounts receivable	1,738	-
Deposits and prepayments	330,767	77,213
Other current assets	63,802	54,018

Total current assets	457,677	635,410

Non-current assets:
Property, plant and equipment, net	380,426	246,275

TOTAL ASSETS	$838,103	$881,685

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$82,237	$12,473
Accrued liabilities and other payables	836,307	70,377
Amounts due to related parties	353,635	523,465
Current portion of lease liability	5,639	5,924
Income tax payable	4,675	29,675

Total current liabilities	1,282,493	641,914

Non-current liabilities:
Lease liability	-	4,261
Promissory note	87,500	87,500

TOTAL LIABILITIES	1,369,993	733,675

Commitments and contingencies	-	-

Shareholders’ (deficit) EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 and 832,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,556,810 and 24,470,166 shares issued and outstanding as of September 30, 2021 and December 31, 2020	25,557	24,470
Common stock to be issued	720,000	-
Additional paid-in capital	2,481,046	1,341,155
Accumulated other comprehensive income (loss)	14,716	(2,240)
Accumulated deficits	(3,382,040)	(1,300,505)

Total Vivic Corp. shareholders’ (deficit) equity	(139,889)	63,712
Non-controlling interest	(392,001)	84,298

Total (deficit) equity	(531,890)	148,010

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$838,103	$881,685

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

REVENUE	$162,725	$43,233	$281,740	$197,851

Cost of revenue	(46,050)	(3,870)	(190,450)	(3,870)

Gross profit	116,675	39,363	91,290	193,981

Operating expenses:
General and administrative expenses	$(445,080)	$(341,450)	$(1,078,416)	(875,825)

Total operating expenses	(445,080)	(341,450)	(1,078,416)	(875,825)

Loss from operations	(328,405)	(302,087)	(987,126)	(681,844)

Other income (expense):
Impairment of goodwill	(89,610)	-	(1,215,934)	-
Interest income	1,477	13	138	74
Interest expense	(1,593)	(323)	(1,482)	(1,063)
Other income	1,235	75	1,235	13,726

Total other income (expense)	(88.491)	(235)	(1,216,043)	12,737

Loss before income taxes	(416,896)	(302,322)	(2,203,169)	(669,107)

Income taxes	(459)	-	(459)	-

NET LOSS	(417,355)	(302,322)	(2,203,628)	(669,107)

Net loss attributable to non-controlling interest	(34,625)	(9,374)	(122,093)	(23,159)
Net loss attributable to Vivic Corp.	$(382,730)	$(292,948)	$(2,081,535)	$(645,948)

Other comprehensive loss:
Foreign currency translation loss	35	(11,126)	16,956	(14,183)

COMRPEHENSIVE LOSS	$(382,695)	$(304,074)	$(2,064,579)	$(660,131)

Net loss per share – Basic and Diluted	$(0.02)	$(0.06)	$(0.09)	$(0.03)

Weighted average common shares outstanding
– Basic and Diluted	25,433,710	5,227,222	25,132,189	21,870,914

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,203,628)	$(669,107)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	31,979	27,985
Impairment of goodwill	1,215,934	-

Change in operating assets and liabilities:
Accounts receivable	(1,738)	(64,000)
Deposits and prepayments	(169,332)	(172,160)
Other current assets	(39,897)	(101,327)
Deferred revenue	-	(29,979)
Accounts payable	66,660	2,460
Accrued liabilities and other payables	52,544	(199,324)
Income tax	(25,000)	(31,031)

Net cash used in operating activities	(1,072,478)	(1,236,483)

Cash flows from investing activities:
Cash from acquisition of a subsidiary	9,168	-
Purchase of property, plant and equipment	(163,129)	-

Net cash used in investing activities	(153,961)	-

Cash flows from financing activities:
Repayment to related parties	(281,131)	(419,244)
Proceeds from issuance of common and preferred stocks	1,081,955	1,308,316
Proceeds from promissory note	-	87,500
Repayment of lease liability	(4,658)	(6,749)

Net cash provided by financing activities	796,166	969,823

Effect on exchange rate change on cash and cash equivalents	(12,536)	(19,542)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(442,809)	(286,202)

BEGINNING OF PERIOD	504,179	562,503

END OF PERIOD	$61,370	$276,301

Supplemental Cash Flows Information:
Cash paid for interest	$674	$1,063
Cash paid for income tax	$459	$31,031

Supplemental Disclosure of Non Cash Flows Information:
Conversion of accrued liabilities and other payables to common stock to be issued	$720,000	$-

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30, 2021 and 2020
		Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ (deficit) equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of July 1, 2021	832,000	$832	25,401,942	$25,402	300,000	$720,000	$2,267,310	$14,681	$(2,999,310)	$(280,576)	$(251,661)

Shares issued for loan repayment	-	-	154,868	155	-	-	154,713	-	-	-	154,868
Acquisition of subsidiary	-	-	-	-	-	-	59,023	-	-	(76,800)	(17,777)
Foreign currency translation adjustment	-	-	-	-	-	-	-	35	-	-	35
Net loss for the period	-	-	-	-	-	-	-	-	(382,730)	(34,625)	(417,355)

Balance as of September 30, 2021	832,000	$832	25,556,810	$25,557	300,000	$720,000	$2,481,046	$14,716	$(3,382,040)	$(392,001)	$(531,890)

Balance as of July 1, 2020	832,000	$832	12,850,759	$12,851	-	$-	$44,458	$(4,376)	$(697,788)	$102,320	$(541,703)

Cancellation of shares	-	-	(1,463,755)	(1,464)	-	-	1,464	-	-	-	-
Proceeds from issuance of common stock	-	-	13,083,162	13,083	-	-	1,295,233	-	-	-	1,308,316
Foreign currency translation adjustment	-	-	-	-	-	-	-	(11,126)	-	-	(11,126)
Net loss for the period	-	-	-	-	-	-	-	-	(292,948)	(9,374)	(302,322)

Balance as of September 30, 2020	832,000	$832	24,470,166	$24,470	-	$-	$1,341,155	$(15,502)	$(990,736)	$92,946	$453,165

	Nine months ended September 30, 2021 and 2020
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Noncontrolling interests	Total shareholders’ (deficit) equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2021	832,000	$832	24,470,166	$24,470	-	$-	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan repayment	-	-	1,086,644	1,087			1,080,868	-	-	-	1,081,955
Acquisition of subsidiaries	-	-	-	-	300,000	720,000	59,023	-	-	(354,206)	424,817
Foreign currency translation adjustment	-	-	-	-	-	-	-	16,956	-	-	16,956
Net loss for the period	-	-	-	-	-	-	-	-	(2,081,535)	(122,093)	(2,203,628)

Balance as of September 30, 2021	832,000	$832	25,556,810	$25,557	300,000	$720,000	$2,481,046	$14,716	$(3,382,040)	$(392,001)	$(531,890)

Balance as of January 1, 2020	832,000	$832	32,363,200	$32,363	-	$-	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Cancellation of shares	-	-	(20,976,196)	(20,976)	-	-	20,976	-	-	-	-
Proceeds from issuance of common stock	-	-	13,083,162	13,083	-	-	1,295,233	-	-	-	1,308,316
Foreign currency translation adjustment	-	-	-	-	-	-	-	(14,183)	-	-	(14,183)
Net loss for the period	-	-	-	-	-	-	-	-	(645,948)	(23,159)	(669,107)

Balance as of September 30, 2020	832,000	$832	24,470,166	$24,470	-	$-	$1,341,155	$(15,502)	$(990,736)	$92,946	$453,165

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

On May 11, 2021, the Company’s subsidiary namely Guangzhou Khashing Yacht Company Limited ceased its operation and de-registered.

On June 23, 2021, the Company’s subsidiary namely Vivic Corporation (Fujian) Co., Limited ceased its operation and de-registered.

On July 13, 2021, the Company’s subsidiary namely Shenzhen Cheng Tou Yacht Development Co., Ltd ceased its operation and de-registered.

On September 23, 2021, the Company acquired the additional 25% of Vivic Corporation (Hong Kong) Co., Limited.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Vivic Corporation (Fujian) Co., Limited	The People’s Republic of China	Tourism consultancy service	Registered: RMB 10,000,000 Paid up: RMB0	75%

Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB795,000 (2020: RMB550,000)	100%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB1,030,000	70%

Khashing Yachts Industry (Hainan) Limited	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: USD10,000,000 Paid up: USD0	60%

Shenzhen Ocean Way Yachts Services Co., Ltd.	The People’s Republic of China	Tourism consultancy service and provision of advertising service	Registered: RMB2,500,000 Paid up: RMB1,780,000	60%

Shenzhen LANBO Yacht Co., Ltd	The People’s Republic of China	Provision of internet technology development service	Registered: RMB100,000 Paid up: RMB100,000	39%

Jiahai Yacht (Hainan) Co., Ltd	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB1,000	59%

Shenzhen Cheng Tou Yacht Development Co., Ltd	The People’s Republic of China	Provision of yacht service	Registered: RMB5,000,000 Paid up: RMB0	12%

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

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Period/year-end RMB:US$ exchange rate	6.4567	6.5276
Period/annual average RMB:US$ exchange rate	6.4694	6.9001
Period/year-end HK$:US$ exchange rate	7.7864	7.7525
Period/annual average HK$:US$ exchange rate	7.7665	7.7557
Period/year-end TWD:US$ exchange rate	27.8220	28.0772
Period/annual average TWD:US$ exchange rate	27.9557	29.4418

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

●Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－4GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from net loss of $2,203,628 during the nine months ended September 30, 2021. Also, at September 30, 2021, the Company has incurred the accumulated deficits of $3,382,040 and working capital deficit of $824,816. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through September 30, 2022 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5BUSINESS COMBINATION

On January 3, 2021, the Company acquired 60% of the equity ownership of Shenzhen Ocean Way Yachts Services Co., Limited including all of its Subsidiaries (collectively “Ocean Way Group”) (the “Acquisition”) under the Share Transfer and Investment Agreement (“Agreement”) entered in January 3, 2021 between Guangdong Khashing, Ocean Way and Zhuang Shaorong, its 100% shareholder (“Transferor”). Under the Agreement, the Company agreed to issue 300,000 shares of common stock based on the current market price of $2.40 per share, approximately $720,000, in exchange for 60% equity interest in Ocean Way Group.

In addition, the Company shall pay $18,301 (equivalent to RMB120,000) per month to Ocean Way as additional working capital for three consecutive years following the transfer of the equity ownership (“Working Capital Investment”).  If Ocean Way Group generates profits in consecutive six months, the Company may cease to pay the additional working capital.  At the conclusion of the three years, Ocean Way will carry out an appraisal of its total valuation (“Anticipated Valuation”) and in the event that the portion of the Anticipated Valuation attributed to Guangdong Khashing exceeds the Working Capital Investment, Guangdong Khashing shall pay the difference to the Transferor.

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

On September 23, 2021, the Company completed the acquisition of 25% equity interest of Vivic Corporation (Hong Kong) Co., Limited (the “Acquisition”). The total consideration of the acquisition is $107,336.

The purchase price allocation resulted in $89,559 of goodwill, as below:

Acquired assets:	US$
Cash and cash equivalents	$3,965
Prepayments	5,464
Amount due from holding company	5,436
Amount due from fellow subsidiary	22,394
37,259

Less: Assumed liabilities
Accruals	(48)
Amount due to related party	(19,434)
(19,482)

Fair value of net assets acquired	17,777
Goodwill recorded	89,559

Cash consideration allocated	$107,336

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

The goodwill is fully impaired during the period ended September 30, 2021, based on the management’s estimate.

NOTE－6PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
		(Audited)
At cost:
Service yacht	$508,662	$378,421
Motor vehicle	38,060	19,386
Office equipment	21,897	2,921
	568,619	400,728
Less: accumulated depreciation	(188,193)	(154,453)
	$380,426	$246,275

Depreciation expense for the three months ended September 30, 2021 and 2020 were $11,064 and $9,496, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $31,979 and $27,985, respectively.

NOTE－7DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	September 30, 2021	December 31, 2020
		(Audited)

Deposits	$37,463	$77,213
Prepayments (a)	293,304	-

	$330,767	$77,213

(a)The amount will be recognized as expenses in next twelve months.

NOTE－8ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	September 30, 2021	December 31, 2020
		(Audited)

Accrued expenses	$19,557	$30,343
Receipt in advance	3,906	-
Other payable (a)	812,844	40,034

	$836,307	$70,377

(a)The amount will be settled in next twelve months.

NOTE－9AMOUNTS DUE TO RELATED PARTIES

As of September 30, 2021, the amounts represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant.

NOTE－10LEASE LIABILITY

The Company purchased a service vehicle under a financing lease arrangement with the effective interest rate of 2.25% per annum, due through August 30, 2022, with principal and interest payable monthly. The lease liability is as follows:

Right of use assets and Lease liability – right of use are as follows:

	September 30, 2021	December 31, 2020
		(Audited)

Right of use assets	$5,639	$10,185

Current portion	$5,639	$5,924
Non-current portion	-	4,261

Total	$5,639	$10,185

The lease liability – right of use is as follows:

	September 30, 2021	December 31, 2020
		(Audited)

Current portion	$5,639	$5,924
Non-current portion	-	4,261

Total	$5,639	$10,185

As of September 30, 2021, the lease liability of $5,924 will be matured in the next twelve months.

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

For the period ended September 30, 2021 and 2020, the Company paid interest and penalties associated with tax position amounting to $459 and $0, respectively. As of September 30, 2021 and December 31, 2020, the Company has accrued penalties on uncertain tax positions amounting to $0 and $25,000, respectively,

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine months ended September 30,
	2021	2020

Loss before income taxes	$(308,687)	$(361,298)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(64,824)	(75,872)
Tax effect of allowance	65,283	75,872
Income tax expense	$459	$-

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year. The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the nine months ended September 30, 2021 and 2020.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.  The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the nine months ended September 30, 2021 and 2020.

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine months ended September 30,
	2021	2020

Loss before income taxes	$(1,796,566)	$(152,645)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(449,141)	(38,161)
Net operating loss against valuation allowance	449,141	38,161
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Deferred tax assets on
Net operating loss carryforwards:
-United States	$65,283	$106,222
-Taiwan	10,287	28,004
-Hong Kong	7,669	11,691
-PRC	449,141	61,467
-	532,380	207,384
Less: valuation allowance	(532,380)	(207,384)
Deferred tax assets, net	$-	$-

As of September 30, 2021, the operations in incurred $2,203,169 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets $532,380 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－13SHAREHOLDERS’ DEFICIT

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Shares

As of September 30, 2021 and December 31, 2020, the Company had a total of 832,000 and 832,000 shares of its preferred stock issued and outstanding, respectively.

Common Shares

On March 5, 2021, the Company converted a debt in the amount of $464,199 (equivalent to RMB3,000,000) (“Debt”), which was owed to Yufei Zeng, into shares of common stock, at the conversion price of $0.99 per share and issued 468,888 shares of common stock to Yufei Zeng accordingly.

On April 23, 2021, the Company converted a debt in the amount of $462,988 (equivalent to RMB3,006,111) (“Debt”), which was owed to Shunji Kuang, into shares of common stock, at the conversion price of $1 per share and issued 462,888 shares of common stock to Shunji Kuang accordingly.

On August 3, 2021, the Company converted a debt in the amount of $154,868 (equivalent to RMB1,000,548) (“Debt”), which was owed to Lin YuanHe, into shares of common stock, at the conversion price of $1 per share and issued 154,868 shares of common stock to Lin YuanHe accordingly.

In connection with the Acquisition, the Company agreed to issue 300,000 shares of common stock based on the current market price of $2.40 per share, approximately $720,000, and the shares will be delivered to the Transferor in three consecutive annual tranches, 100,000 shares each tranche. These 300,000 shares of common stock were recorded as “Common stock to be issued” under equity section.

As of September 30, 2021 and December 31, 2020, the Company had a total of 25,556,810 and 24,470,166 shares of its common stock issued and outstanding, respectively.

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

The Company received $0 and $163,000 consultancy service income from Everest Capital Corporation, its related party during the nine months ended September 30, 2021 and 2020, respectively.

The Company paid $9,000 and $87,000 consulting fee to Honetech Inc., its controlling shareholder during the nine months ended September 30, 2021 and 2020, respectively.

The Company paid $0 and $45,000 consulting fee to Continental Development Corporation., its related party during the nine months ended September 30, 2021 and 2020, respectively.

The Company paid $46,003 and $310,501 consulting fee to Go Right Holdings Limited., its related party during the nine months ended September 30, 2021 and 2020, respectively.

The Company paid $119,277 and $85,652 salaries to certain shareholders during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had $0 and $114,999 related parties receivable balance included in deposits and prepayments.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－15COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments and contingencies.

NOTE－16SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred September 30, 2021, up through November 12, 2021 the Company presented the condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern. To evaluate this assumption, the section below with the title of “GOING CONCERN” should be reviewed carefully. In addition, NOTE - 4 to the unaudited Consolidated Financial Statements should also be reviewed carefully. Based on the assumption stated above, we have not included adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary if we are not able to continue in operation.

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

We generated net revenues of $162,725 and $43,233 for the three months ended September 30, 2021 and 2020 respectively. The net revenues generated for the nine months ended September 30, 2021 and 2020 were $281,740 and $197,851 respectively. The increase in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts increased.

The general and administrative expenses incurred for the three months ended September 30, 2021 and 2020 were $445,080 and $341,450 respectively. The general and administrative expenses incurred for the nine months ended September 30, 2021 and 2020 were $1,078,416 and $875,825 respectively. The fundamental reasons for the rise in the general and administrative expenses were that the company expanded its operations with increased legal fee, consultancy fee on business planning and projects, and staffing when comparing the same period between 2021 and 2020. General and administrative expenses were basically the business expenses and corporate overhead.

The net loss was $417,355 and $302,322 for the three months ended September 30, 2021 and 2020 respectively. The net loss was $2,203,628 and $669,107 for the nine months ended September 30, 2021 and 2020 respectively. The main reason for the increased losses was the impairment of goodwill incurred during the nine months ended September 30, 2021 and the increased general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021 and December 31, 2020, our total assets were $838,103 and $881,685 respectively. The fall in total assets was primarily caused by the decreased cash and cash equivalent. As of September 30, 2021 and December 31, 2020, our total liabilities were $1,369,993 and $733,675 respectively. The accumulated deficits were $3,382,040 as of September 30, 2021, compared it as of December 31, 2020, accumulated deficits were $1,300,505. The increase in the accumulated deficits was basically caused by the impairment of goodwill incurred during the nine months ended September 30, 2021 and the increased general and administrative expenses. The total liabilities and shareholders’ deficit as of September 30, 2021 and December 31, 2020 were $838,103 and $881,685 respectively. It was mainly caused by the rise in the accumulated deficits.

Cash Flows from Operating Activities

The net cash used in operating activities were $1,072,478 and 1,236,483 for nine months ended September 30, 2021 and 2020, respectively. For nine months ended September 30, 2021, the most affected the net cash used in operating activities were the net loss $2,203,628 offset by the impairment loss on goodwill on the acquisition of a subsidiary of $1,215,934 and increase in accounts payable of $66,660. For nine months ended September 30, 2020, the most affected the net cash used in operating activities were the net loss of $669,107, decrease in accrued liabilities and other payables of $199,324, decrease in deposits and prepayments of $172,160 and decrease in other assets of $101,327.

Cash Flows from Investing Activities

The net cash used in investing activities were $157,926 and $0 for nine months ended September 30, 2021 and 2020, respectively. The sum represented the cash from acquisition of a subsidiary for nine months ended September 30, 2021. The change is primarily attributable to an increase in cash used in purchase of property, plant and equipment for nine months ended September 30, 2021.

Cash Flows from Financing Activities

The net cash provided by financing activities were $800,131 for nine months ended September 30, 2021 and $969,823 for nine months ended September 30, 2020. The net cash provided for these two periods was mostly attributed from the cash proceeds from issuance of stocks.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2021, we converted a debt in the amount of US$464,199 (RMB 3,000,000.00 Yuan) (“Debt”), which was owed to Yufei Zeng, into shares of common stock of the Company, at the conversion rate of US$0.99 per share and accordingly issued 468,888 shares of common stock to Yufei Zeng. The Debt was previously lent by Yufei Zeng to Khashing Yacht Industry (Guangdong) Limited Yacht Company, a wholly owned subsidiary of the Company, and was then assumed by the Company.

On April 22, 2021, we converted a debt in the amount of US$464,888 (RMB3,006,110 Yuan) (“Debt”), which was owed to Shunji Kuang, into shares of common stock of the Company, at the conversion rate of US$1 per share and accordingly issued 468,888 shares of common stock to Shunji Kuang. The Debt was previously lent by Shunji Kuang to Khashing Yacht Industry (Guangdong) Limited Yacht Company, a wholly owned subsidiary of the Company, and was then assumed by the Company.

On August 3, 2021, we converted a debt in the amount of US$154,878 (RMB1,000,000 Yuan) (“Debt”), which was owed to Yuanhe Lin, into shares of common stock of the Company, at the conversion rate of US$1 per share and accordingly issued 154,868 shares of common stock to Yuanhe Lin. The Debt was previously lent by Yuanhe Lin to Khashing Yacht Industry (Guangdong) Limited Yacht Company, a wholly owned subsidiary of the Company, and was then assumed by the Company.

The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

None in the quarter ended September 30, 2021

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2021.

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

Dated: November 15, 2021

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Financial Officer