Form 10-K
period 2021-12-31
VIVIC CORP.
filed 2022-05-16
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________

COMMISSION FILE NO. 333-219148

VIVIC CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

7999

(Primary Standard Industrial  Classification Number)

           98-1353606

     (IRS Employer Identification Number)

187 E. Warm Springs Rd., PMB#B450

Las Vegas, NV 89119

Tel: 702-899-0818

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

(Title of Class)

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

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 common stocks as of May 16, 2021.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2021 are $26.5 million.

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

                 PART IV

ITEM 15        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INTRODUCTORY COMMENTS

We are a Nevada holding company with operations conducted through our wholly owned subsidiary based in China. Our investors hold shares of common stock in Vivic Corp., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our China subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiary are significantly affected by regulations promulgated by the PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless.

Vivic Corp.’s China subsidiaries are required to follow the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. We may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in China. For example, as a U.S.-listed China public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in China, accept foreign investments, or list on an U.S. or other foreign exchange.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in China as summarized below:

•

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China, which could materially and adversely affect our business.

•

We are a holding company with operations conducted through our wholly owned subsidiary based in China. This structure presents unique risks as our investors may never directly hold equity interests in our China subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

•

There is a possibility that the PRC could prevent our cash maintained in China from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our China subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders.

•

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in China. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, and business operations.

•

The PRC government can change China’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in China. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers in different industries over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

•

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

•

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire PRC companies or to inject capital into our China subsidiary, may limit the ability of our China subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China due to positions taken by authorities in mainland China. Our independent registered public accounting firm that issues the audit report for the year ended December 31, 2021 included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in Irvine, California and has not been inspected by the PCAOB, but according to our auditor, it will be inspected by the PCAOB on a regular basis.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as China, Hong Kong, and Taiwan. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in foreign jurisdictions against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

References in this registration statement to the “Company,” “VIVC,” “we,” “us” and “our” refer to Vivic Corp., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

Vivic Corp. is a Nevada holding company with no operations of its own. We conduct our operations in China primarily through our subsidiaries in China. We may rely on dividends to be paid by our China subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in China from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. If our China subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to Vivic Corp. and Vivic Corp. has not made any transfers, dividends or distributions to our subsidiaries.

Vivic Corp. is permitted under the Nevada laws to provide funding to our subsidiaries in China through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our China subsidiaries are also permitted under the laws of China to provide funding to Vivic Corp. through dividend distribution through our WFOE. As of the date of this prospectus, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Vivic Corp. to our China subsidiaries or from our China subsidiaries to Vivic Corp.

Current PRC regulations permit PRC subsidiaries to pay dividends to Vivic Corp. only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, payments from our PRC subsidiaries to Vivic Corp. will be subject to PRC taxes, including business taxes and VAT.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change, and competition.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial                 performance. These statements often can be identified by the use of terms such as "may, " "will, " "expect, " "believe, " "anticipate, " "estimate, " "approximate" or "continue, " or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management 's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd (“Ocean Way”). During the year ended December 31, 2021, we have invested a total amount of $122,665 (RMB 780,000). Ocean Way is a medial company which edits a yachts magazine and holds accounts in main media platforms such as Weibo. However, to concentrate on yachts manufacturing and sales, on March 27, 2022, we sold the investment in Ocean Way.

On May 11, 2021, our subsidiary namely Guangzhou Khashing Yacht Company Limited ceased its operation and de-registered.

On June 23, 2021, our subsidiary namely Vivic Corporation (Fujian) Co., Limited ceased its operation and de-registered.

On June 24, 2021, our subsidiary namely Khashing Yachts Industry Development (Hainan) Co. Ltd ceased its operation and de-registered.

On September 23, 2021, we acquired the additional 25% of Vivic Corporation (Hong Kong) Co., Limited. As a result, Vivic Corporation (Hong Kong) Co., Limited becomes a wholly-owned subsidiary.

In addition to the yacht and marina business operations, starting in August 2020, we officially developed our yachts prototype after much research and development in partnership with KhaShing Enterprise Co., the largest and most advanced yacht and boat building company in Taiwan.

Regarding our consulting services, we help customers compare prices and purchase products such as yachts by acting as an intermediary for their purchase and sales transactions. We also help customers obtain patents, implement product launch plans, and evaluate products. Through our assistance, some customers have sold yachts while others have started marina development plans in Taiwan and China.

Before the acquisition of Khashing Yachts Industry (Guangdong) Limited (formerly known as Guangzhou Monte Fino Yacht      Company Limited (“MF”) by Vivic, MF had already approached the local governments in Quanzhou, Chongwu and Shanwei for licenses to develop marinas in the area. As a result, after the merger, the company continued to apply for marinas and land under the name of Vivic Corp.

Yachts Manufacturing and Sales

In cooperation with Kha Shing Enterprise Co., we design various yachts models which differ in their sizes, performances, and functions. To improve our design ability, we unite with a top designer, Gary Grant who has over thirty years’ experience in yachts design and recognized world-wide for its outstanding aerodynamics knowledge, glass sculpture and balance between practicalities and aesthetics. Currently, we own our two brands “VIVIC” and “NORSEMAN”.

We select our local yachts manufacturers by evaluating their production qualification, technical ability, financial status, commercial credit. Once a customer places an order on the model, we negotiate and sign an original equipment manufacturer (“

OEM”) contract with selected local manufactures. In the boat construction process, we assign our tech staff to closely monitor construction detail and progress. Upon completion, we deliver the boats to the location our customers’ demands.

Further, Khashing Yachts Industry (Guangdong) Limited develops smart driving system of electric yachts.  In the future, electric yachts are expected to be equipped with the unmanned driving system.  Such alliance will achieve synergy through our strengths for developing the smart yacht markets worldwide.

Advertising Services

In January 2021, we invested Ocean Way, a media company. Ocean Way owns a yachts industry periodical and several reputable media accounts such as WeChat Official account and Weibo official account. It generates revenue by editing and publishing customers’ promotion information its periodicals and media accounts. For example, in its “Ocean Way Yearbook”, Ocean Way inserts advertisements and advertorials. On its official website, it lists customers’ brands in its database and updates their news reports. In March 2022, we sold our shares of Ocean Way and its subsidiaries for total proceeds of $169,844 (RMB1,080,000).

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

Our clients includes both private companies who are engaged in the Marinas business and governments who are planning the development of local marina industry.

Our Marina Projects:

We are currently developing a marina project: Wenzhou Marina in Zhejiang Province, China.

We have conducted the preliminary research, feasibility analysis, government land negotiations, project design, and post-                construction marina operation management plan. We need to obtain local government approval for the land use and the                   construction. Normally it takes between six months to a year to obtain such approval. However, due to the pandemic, we anticipate that it will take longer time to receive the permit.

Wenzhou Yangfushan Yacht Marina

Wenzhou Yangfushan Marina is a project bid by the Company on November 30, 2020. The marina has opened in 2021 and operates yacht chartering, wedding photography, marina advertising, sailing events, yacht training, yacht sales, electric boat bases, etc. At the same time, a membership system will be adopted at the marina, and members can enjoy various services by joining the membership.

The marina has 18 berths that can fit yachts up to 60 feet, and can provide temporary berths of 115 feet. At the same time, the     marina also has a 2,100 square feet office space that can be used for management and sailing training. There is also 21,000 square feet next to the marina that can be rented for events.  However, due to the spread of Covid-19, the Wenzhou Yangfushan marina has limited operation in 2021.

Intellectual Property and Patents

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights, and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

We currently hold or submitted application for the following licensed patents:

-Khashing Yachts Industry (Gougdong) Limited holds the patent of product outlook design in China, number ZL 2021 3 064100.5 which was granted on February 15, 2022.

-Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1144816 which was granted on August 4, 2021.

-Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1145446 which was granted on August 4, 2021.

-Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1145445 which was granted on August 4, 2021.

-Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1149124 which was granted on August 4, 2021.

-Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1145444 which was granted on August 4, 2021.

-Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1144815 which was granted on August 4, 2021.

-Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1150088 which was granted on August 4, 2021.

-Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1149123 which was granted on August 4, 2021.

We currently hold or submitted application for the following trademarks:

-Vivic Corporation holds the trademark in China, number 37996389 which is registered on January 7, 2020 and valid until January 6, 2030.

-Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43040712 which was registered on October 7, 2020 and valid until October 6, 2030.

-Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43044195 which was registered on December 21, 2020 and valid until December 20, 2030.

-Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43052680 which was registered on December 21, 2020 and valid until December 20, 2030.

-Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43048081 which was registered on October 7, 2020 and valid until October 6, 2030.

-Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43043622 which was registered on December 14, 2020 and valid until December 13, 2030.

-Vivic Corp. holds the trademark in Nevada, USA, Reference Number 16460524 on December 29, 2020 covering Class 35 and National Classes 100, 101 and 102.

PRC Regulations on Tax

Enterprise Income Tax

The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”) was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction, and lease of immovable, selling immovable, transferring land use rights, selling, and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our China subsidiaries currently comply with PRC laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Our China subsidiaries have deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Our subsidiaries have not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. They also have not deposited employees’ housing funds. Our subsidiaries may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if they become subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than 10,000 yuan nor more than 50,000 yuan. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•

directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

Our PRC subsidiaries' distributions to their offshore parents are required to comply with the requirements as described above.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

ITEM 1A. RISK FACTORS

The reader should carefully consider the risks described below together with all of the other information included in this Prospectus. Some of these risks relate principally to the Offering, while others relate principally to our business and the industry in which we operate or to the securities markets generally and ownership of our securities specifically. The statements contained in this Prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock, if and when a market for our common stock develops, could decline, and an investor in our securities may lose all or part of their investment.

Risks Related to Our Business

We may not be able to compete effectively against our competitors.

We face competition from well-established companies and small independent companies. We will be at a competitive disadvantage in obtaining the facilities, staffing, financing, and other resources required to provide our services and products to customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. Our main competitors in marine tourism likely are Jetpon Yacht Club, Lucky Bay Yacht Club and Ocean Blue Hatch Company.

We also face keen competition in the prospective business that we intend to engage, including manufacture and sales in energy-saving engines and yachts, marina development and operation. In the energy-saving engines business, we believe that our main competitors are ERIC Boating, HENSEN Yacht Company and Ikung Yacht Company. In the marina development and operation business, our main competitors likely are Seven Star Marina in Shenzhen, Shenzhen Bay Yacht Marina and Wuyuan Bay Yacht Marina. In the yacht manufacturing business, our main competitors likely are Jetpon Yacht Club, HAISEA Yacht Company and HENSEN Yacht Company.

Many of our main competitors are well-established companies with reputation in the respective industries. Therefore, there is no assurance that we will be able to effectively compete against those competitors.

Declines or disruptions in the tourism industry generally could reduce our revenues.

We strongly rely on the health and growth of the tourism industry. Tourism is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce tourism are likely to reduce our revenues. Also, due to the nature of our business, we may be subject to liability claims arising out of accidents or disasters causing injury to our customers, including claims for serious personal injury or death. There can be no assurance that we will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance, could adversely affect our business, financial condition, and results of operations.

The lack of intellectual property protection might cause adverse impact to our business

We already have a trademark in China and will continue the process of applying trademarks in Taiwan and US.  There is no assurance that the trademark registration can be obtained timely.

Our lack of revenues and limited operations cause us unable to afford to establish an audit committee.

We are unable to afford establishing an audit committee due to limited operations and lack of revenue.

We may require additional capital to fund the expansion of our business, and our inability to obtain such capital could harm our business.

To support our expanding business, we must have sufficient capital to continue to make significant investments in our existing products and advertising. We cannot assure you that cash generated by our operations will be sufficient to allow us to fund such expansion. If cash flows from operations are not sufficient, we may need additional equity or debt financing to provide the funds required to expand our business. If such financing is not available on satisfactory terms or at all, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies may require us to delay, scale back or eliminate some or all our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition, or prospects.

We don’t have any substantial asset in the United States and may not be able to own substantial assets in the United States in the near future.

As a Nevada corporation, we plan to be able to carry out business in the United States eventually. However, currently we don’t have any substantial assets in the U.S. and we may not be able to own any substantial assets in the near future. Lack of substantial assets will make it difficult for us to launch business operations and delay the execution of our business plans in the U.S.

If our land use rights are revoked, we would have no operational capabilities or ability to conduct our business.

Under PRC law, land is owned by state or rural collective economic organizations. The State issues tenants the rights to use property. Rights to use property can be revoked and tenants can be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted broadly and the process of land appropriation may be less than transparent. We rely on these land use rights as the cornerstone of our operations, and the loss of such rights would have a detrimental effect on our business.

COVID-19 pandemic might cause significant impact to our business operations

Our business had been adversely affected by the outbreak of the COVID-19 pandemic. Both China and Taiwan governments have imposed various strict measures including, but not limited to, travel restrictions, mandatory quarantine requirements, and postponed resumption of business operations. Considering the features of our business in the tourism and recreation industries, we have been experiencing business downturn due to the COVID-19 pandemic outbreak.  Further, COVID-19 pandemic leads to worldwide health crisis, it has been harmfully influencing the global economy and financial markets. the COVID-19 pandemic has not been effectively controlled so far, our businesses, results of operations and net loss in 2021 may be worse than that in 2020 and 2019.  The Company’s major income sources has been coming from consultation services to the yacht marina operators which has been largely affected due to government emergency policies to control leisure travel and activities.  Most yacht marina operations of our clients have been stopped during the COVID-19 pandemic which has imposed direct negative effect to the Company’s income during the COVID-19 pandemic.  We expect our consultation business will resume once the COVID-19 pandemic will go away with government policies begin to allow some leisure travel and activities to resume most of the yacht marina operations in China and Taiwan.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our success will depend in part upon management’s ability to manage growth. To do so, we must continue to hire, train, and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Risks Related to Our Industry

We might not be able to receive the applicable governmental approval for the land use and the construction of marinas which might cause us unable to carry out our marina business.

Since our current marina projects are all in China and China requires government approval for the land use and construction of marinas, if we are unable to receive all the required approvals, we might not be able to start the marina development and may not be able to carry out our marina business operations.

Weather conditions and natural disasters may have severe impact on our business operations and cause damage to our business

The entire yacht and marina industry is significantly affected by natural disasters and weather conditions. In the cold weather season, overall customer consumption will be reduced. Weather conditions of natural disasters can also affect our business performance. For example, drought can bring risks to shipping, hurricanes or other storms can also cause operational interruptions, or damage ships and dock facilities.

Risks Related to Doing Business in the PRC

Lack of experienced professionals might cause us unable to find adequate workforce to fulfill our demand.

Currently, even though there is a growing yacht industry in China, there are not enough professional personnel to manage these specialized services. Furthermore, there are no companies that focus on training these essential personnel. The personnel in the marina management, yacht service, event planning, repair and maintenance do not meet the high demand of the yacht services.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, sometimes we may not be aware of our violation of these policies and rules until sometime after violation.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation, and trade. However, their experience in implementing, interpreting, and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the PRC legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition, and results of operations.

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our shareholders.

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our users by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

Your ability to bring an action against us or against our directors and officer, or to enforce a judgment against us or them, will be limited because we conduct all our operations in the PRC and because all our directors and the majority of our officers reside outside of the United States.

We are a company in Nevada but all our assets are located outside of the United States. All our current operations are conducted in the PRC and Taiwan. In addition, all our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts’ judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, none of whom are residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. Therefore, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

It may be difficult for overseas regulators to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the security’s regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the security’s regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

Risks Related to Doing Business in Taiwan

1.Political Issue

Taiwan is surrounded by sea and the coastline is curved long.  The population density is high around the west coast and Taiwan Strait.  The Taiwan vessels are allowed to cruise offshore only on the west coast due to the political issue between Taiwan and PRC.  It harmfully influences the accessibility of Taiwan vessels along the west coast and sea tourism eventually.

2.Consumer Prospect

Most consumers do not well understand the luxury yachts market and are price-conscious in the past. As a result, the sightseeing boats with high-carrying capacity are targeted. The operating costs between luxury yachts and sightseeing boats are hugely different. More educational and promotional activities should be launched to arouse potential consumers how the luxury yachts valued for money.

3.Climate Issue

Taiwan is located in the subtropical and tropical areas with typhoons in Summer and strong seasonal wind in Winter normally.  Therefore, the sea tourism in Summer and Winter is adversely affected.  Intense sales and marketing activities are required.

4.Competition

The government of Taiwan maintains a favorable stance on the development of the yacht industry. As such, the continued investments in yacht related businesses and marina infrastructure by the government has led to fierce competition among the companies here. Due to the limited number of ports along the coastline, additional effort and funds will be required to capture market share.

Risks Related to Ownership of Our Common Stock

We are offering 10,000,000 common stock without an underwriter and may be unable to sell any shares. We are not going to engage the services of an underwriter to sell the shares; we intend to sell our shares through our officers and sole director, who will receive no commissions. They will offer the shares to friends, family members, and business associates, however, there is no guarantee that they will be able to sell any of the shares. Unless they are successful in selling all of the shares and we receive the proceeds from this offering, we may have to seek alternative financing to implement our business plan.

Because there is no minimum proceeds the Company can receive from its offering of 10,000,000 shares. The Company may not raise sufficient capital to implement its planned business and your entire investment could be lost.

The Company is making its offering of 10,000,000 shares of common stock on a best-efforts basis and there is no minimum amount of proceeds the Company may receive. Funds raised under this offering will not be held in trust or in any escrow account and all funds raised regardless of the amount will be available to the Company. In the event the company does not raise sufficient capital to implement its planned operations, your entire investment could be lost.   As the company is still in its infancy and weathering the effects of the COVID-19 pandemic, our major shareholders agreed to provide sufficient funding for company operations if needed.

There is no liquidity and no established public market for our common stock and we may not be successful at obtaining a quotation on a recognized quotation service. In such an event it may be difficult to sell your shares. We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this prospectus, the Company had 25,401,942 shares of common stock outstanding. Accordingly, we may issue up to an additional 10,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Investors and financial professionals should consider the potential risks related to the PCAOB’s lack of access to inspect PCAOB-registered accounting firms in China. Also, the SEC, U.S. Department of Justice (“DOJ”) and other authorities often have substantial difficulties in conducting investigations and inspections or in bringing and enforcing actions against non-U.S. persons, including company directors and officers, in certain emerging markets, including China.

Our dual-class share structure with different voting rights will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our common shares may view as beneficial.

We have adopted a dual-class share structure such that our shares consist of common shares and Preferred Shares. In respect of matters requiring the votes of shareholders, each common share is entitled to one vote and each Preferred Share is entitled to fifty (50) votes. Each Preferred Shares may be converted into ten (10) common shares by its holder.

We have authorized 5,000,000 Preferred Shares and Honetech Inc, a Samoa company, beneficially owns all of the 832,000 issued and outstanding Preferred Shares. Mr. Yun-Kuang Kung through the appointment by Honetech Inc, exercise the voting power of these preferred stock. Therefore, Honetech Inc and Yun-Kuang Kung both control 41,600,000 votes, which constitute approximately 54.7% of the aggregate voting power of the Company assuming we are able to successfully sell all the 10,000,000 shares registered in this Registration Statement.

As a result of this dual-class share structure, the holder of our Preferred Shares will have concentrated control over the outcome of matters put to a vote of shareholders and have significant influence over our business, including decisions regarding mergers, consolidations, liquidations, and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The holder of Preferred Shares may take actions that are not in the best interest of us or our other shareholders. This concentration of ownership may discourage, delay, or prevent a change in control of our company, which could have the effect of depriving our other shareholders of the opportunity to receive a premium for their shares as part of a sale of our company and may reduce the price of the common share. This concentrated control will limit your ability to influence corporate matters and could discourage others from pursuing any potential merger, takeover, or other change of control transactions that holders of common shares may view as beneficial.

Our common shares may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares may be “thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broad or active public trading market for our common shares may not develop or be sustained.

If securities or industry analysts do not publish research or reports about our business, or if the publish a negative report regarding our common shares, the price of our common shares and trading volume could decline.

Any trading market for our common shares may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our common shares would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common shares and the trading volume to decline.

The market price for our common shares may be volatile.

The trading price of our common shares may be volatile and could fluctuate widely due to factors beyond our control. This may happen because of the broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States. A number of Chinese companies have listed or are in the process of listing their securities on U.S. stock markets. The securities of some of these companies have experienced significant volatility, including price declines in connection with their initial public offerings. The trading performances of these Chinese companies’ securities after their offerings may affect the attitudes of investors toward Chinese companies listed in the United States in general and consequently may impact the trading performance of our common shares, regardless of our actual operating performance.

The market price for our common shares may be volatile and subject to wide fluctuations due to factors such as:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities research analysts;

●	negative publicity, studies, or reports;

●	our capability to catch up with the technology innovations in the industry;

●	changes in the economic performance or market valuations;

●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB, NTD and the U.S. dollar; and

●	general economic or political conditions in Taiwan and China.

In addition, the securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common shares.

Volatility in our common share price may subject us to securities litigation.

The market for our common shares may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

In order to raise sufficient funds to enhance operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current shareholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of common shares outstanding. We may have to issue securities that may have rights, preferences, and privileges senior to our common shares. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our subsidiary entity, Khashing Yachts, owns a tourist yacht in Guangzhou, China. It is a 13.6 meters’ long yacht          manufactured by Taiwan Kai Shing in 2016.

Additionally, we leased Wenzhou Yangfushan Marina for five years starting from January 15, 2021. The marina has opened in 2021 and operates yacht chartering, wedding photography, marina advertising, sailing events, yacht training, yacht sales, electric boat bases, etc. The marina has 18 berths that can fit yachts up to 60 feet, and can provide temporary berths of 115 feet. At the same time, the marina also has a 2,100 square feet office space that can be used for management and sailing training. The annual rent includes a fixed fee of $137,676 (RMB 888,000), which increases by 2% every year, 15% of annual ads fee earned by the Marina with the lowest amount of $13,954 (RMB 90,000), and 10% of sailboat training fee with the lowest amount of $4,651 (RMB 30,000).

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of December 31, 2021 and 2020.

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,556,810 and 24,470,166 shares issued and outstanding as of December 31, 2021 and 2020, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act ") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may, ""will, ""expect, ""believe, ""anticipate, ""estimate, ""approximate" or "continue, " or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management 's commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

VIVIC CORP. (“VIVC”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017. Starting December 27, 2018, associated with the change of management, we expanded our business operations to include new types of marine tourism.  In addition, we started making efforts to enter into the businesses of constructing marinas and constructing yachts in the mainland China under the brand of Monte Fino. Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

It has also developed and operates “Joy Wave”, an online yacht rental and leisure service business in Guangzhou, China. In the mainland China and Taiwan, primarily through the Internet, we provide third-party yacht and marine tourism services. This marine tourism involves high quality coastal tourism attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

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

RESULTS OF OPERATIONS

Our business has been impacted by the COVID-19 pandemic with the authority’s implementation of various preventive measures including, but not limited to, travel bans and restrictions, mandatory quarantine requirements, limited business activities and operations, and shelter-in-place orders. These measures have led to, and are continuing to lead to, business slowdowns or shutdowns worldwide. The global economy and financial markets have been adversely influenced as well. Considering the features of our business in the tourism and recreation industries, the COVID-19 pandemic has caused a reduction in the demand for recreational trips and activities. Our business has been experiencing the downturn with the COVID-19 pandemic. It is expected that our business will be resumed, at least, after the abolition of the travel restrictions and mandatory quarantine requirements.

RESULTS OF OPERATIONS

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recover ability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We generated net revenues of $244,191 and $243,508 for years ended December 31, 2021 and 2020, respectively.  The increase in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts increased.

The cost of revenue incurred were $366,852 and $3,913 for years ended December 31, 2021 and 2020, respectively.

The gross profits were $(122,661) and $239,595 for the years ended December 31, 2021 and 2020, respectively. The falling gross profit in 2021 was essentially caused by the COVID- 19 pandemic, which unfavorably influenced our consulting service fee on sales and marketing of yachts.

The general and administrative expenses incurred were $1,263,691 and $1,261,761 for years ended December 31, 2021 and 2020, respectively. General and administrative expenses were basically the business expenses and corporate overhead.

Impairment loss was $87,414 and $0 for year ended December 31, 2021 and 2020, respectively. The impairment loss in 2021 was primarily due to the impairment loss on goodwill.

Other income was $176,189 and $35,909 for year ended December 31, 2021 and 2020, respectively. The increase in other income was primarily because the increase in subsidy income.

The net losses were $2,662,829 and $987,524 for the year ended December 31, 2021 and 2020, respectively. The main reason for the increased losses was the $1,340,664 loss on loan settlement.

LIQUIDITY AND GOING CONCERN

The Company has suffered from net loss of $2,662,829 during the year ended December 31, 2021. Also, at December 31, 2021, the Company has incurred the accumulated deficit of $3,865,450 and working capital deficit of $499,399. As of December 31, 2021, the Company had approximately $80,306 of cash and cash equivalents. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Cash Flows from Operating Activities

The net cash used in operating activities were $(967,216) and (1,343,316) for the years ended December 31, 2021 and 2020, respectively. For year ended December 31, 2021, the most affected the net cash used in operating activities were the net loss $2,662,829 offset by the loss on loan settlement of $1,340,664 and increase in receipt in advance $204,442. For the year ended December 31, 2020, the cash used in operating activities for year ended December 31, 2020 mostly were changes in deposits and prepayments $77,213, other receivable $30,362, accrued liabilities and other payable $235,871, deferred revenue $36,841 and income tax payable $6,388.

Cash Flows from Investing Activities

The net cash used in investing activities were $350,297 and $2,921 for the years ended December 31, 2021 and 2020, respectively. The change is primarily attributable to an increase in cash used in acquisition of subsidiary and purchase of property, plant and equipment for the year ended December 31, 2021.

Cash Flows from Financing Activities

The net cash provided by financing activities were $920,901 for the years ended December 31, 2021 and $1,302,101 for the year ended December 31, 2020. The net cash provided for these two periods was mostly attributed from the cash proceeds from loans and issuance of common stocks.  For the year ended December 31, 2021, the cash used in financing activities were repayment of related party $161,053 and the cash generated from financing activities included proceeds from loans $1,081,954. For the year ended December 31, 2020, the cash used in financing activities were repayment to related parties $93,715 and repayment of lease liability $7,032 and the cash generated from financing activities included proceed from issuance of common stock $1,308,316 and proceeds from promissory note $87,500, which was the COVID- 19 economic injury disaster loan and offered by The U.S. Small Business Administration.

Going Concern

The independent auditors' report accompanying our financial statements contain a note expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

For the year ended December 31, 2021, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These consolidated financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

•    Revenue recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from the processing, distribution, and sale of its products.

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

•   Recent accounting pronouncements

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019- 11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019- 11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016- 13, ASU 2018- 19, ASU 2019-04, ASU 2019-05, ASU 2019- 11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In December 2019, the FASB issued ASU No 2019- 12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019- 12”).  ASU  2019- 12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019- 12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019- 12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIVIC CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Loss for the Years ended

December 31, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Years ended December 31,

2021 and 2020

Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VIVIC CORP. and subsidiaries (collectively, the “Company”) as of December 31, 2021, and the related consolidated statement of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2021, and the Company currently has net working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ YCM CPA, Inc.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

May 16, 2022

To The Stockholders and Board of Directors and of

VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivic Corp. and Subsidiaries(the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, cash flows and changes in shareholders’ equity for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong, China

March 26, 2021

VIVIC CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$80,306	$504,179
Accounts receivable, net	928	-
Deposits and prepayments	105,011	77,213
Inventory	163,975	-
Other current assets	189,468	54,018

Total current assets	539,688	635,410

Non-current assets:
Long-term investment	61,191	-
Property, plant and equipment, net	92,357	246,275
Construction in process	185,667	-
Operating lease right-of-use assets	534,231	-
Other noncurrent assets	38,950	-

TOTAL ASSETS	$1,452,084	$881,685

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,265	$12,473
Accrued liabilities and other payables	203,847	70,377
Due to related parties	469,748	523,465
Deferred revenue	204,442	-
Operating lease liabilities-current	141,725	5,924
Income tax payable	-	29,675

Total current liabilities	1,039,027	641,914

Non-current liabilities:
Operating lease liabilities-noncurrent	422,948	4,261
Promissory note	87,500	87,500

TOTAL LIABILITIES	1,549,475	733,675

Commitments and contingencies

Shareholders’ (deficit) equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of December 31, 2021 and 2020	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,556,810 and 24,470,166 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	25,557	24,470

Additional paid-in capital	3,821,709	1,341,155
Accumulated other comprehensive income (loss)	10,347	(2,240)
Accumulated deficit	(3,865,450)	(1,300,505)

Total Vivic Corp. shareholders’ (deficit) equity	(7,005)	63,712
Non-controlling interest	(90,386)	84,298

Total shareholders (deficit) equity	(97,391)	148,010

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$1,452,084	$881,685

See accompanying notes to consolidated financial statements.

VIVIC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020

REVENUE	$244,191	$243,508

Cost of revenue	(366,852)	(3,913)

Gross profit	(122,661)	239,595

Operating expenses:
General and administrative expenses	(1,263,691)	(1,261,761)

Total operating expenses	(1,263,691)	(1,261,761)

Loss from operations	(1,386,352)	(1,022, 166)

Other income (expense):
Impairment of goodwill	(87,414)	-
Interest income	280	98
Interest expense	(24,409)	(1,365)
Other income	176,189	35,909
Loss on loan settlement	(1,340,664)	-

Total other income (expense)	(1,276,018)	34,642

Loss before income taxes	(2,662,370)	(987,524)

Income taxes	(459)	-

NET LOSS	(2,662,829)	(987,524)

Net loss attributable to non-controlling interest	(97,884)	(31,807)
Net loss attributable to Vivic Corp.	$(2,564,945)	$(955,717)

Other comprehensive loss:
Foreign currency translation loss	12,587	(921)

COMRPEHENSIVE LOSS	$(2,552,358)	$(956,638)

Net loss per share – Basic and Diluted	$(0.10)	$(0.06)

Weighted average common shares outstanding
– Basic and Diluted	25,240,065	15,989,299

See accompanying notes to consolidated financial statements.

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the Years Ended December 31, 2021 and 2020
		Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Noncontrolling interests	Total shareholders’ (deficit) equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Cancellation of shares	-	-	(20,976,196)	(20,976)	(20,976)	-	-	-	-
Proceeds from issuance of common stock	-	-	13,083,162	13,083	1,295,233	-	-	-	1,308,316
Foreign currency translation adjustment	-	-	-	-	-	(921)	-	-	(921)
Net loss	-	-	-	-	-	-	(955,717)	(31,807)	(987,524)

Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	1,086,644	1,087	2,421,531	-	-	-	2,422,618
Shares issued for acquiring ownership of subsidiary	-	-	-	-	59,023	-	-	(76,800)	(17,777)
Foreign currency translation adjustment	-	-	-	-	-	12,587	-	-	12,587
Net loss	-	-	-	-	-	-	(2,564,945)	(97,884)	(2,662,829)

Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

See accompanying notes to consolidated financial statements.

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,662,829)	$(987,524)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant, and equipment	43,309	37,890
Amortization of righ-of-use assets	69,575	-
Investment loss	60,605	-
Impairment of goodwill	87,414	-
Loss on loan settlement	1,340,664	-
Change in operating assets and liabilities:
Accounts receivable	(928)	-
Deposits and prepayments	(27,798)	(77,213)
Inventory	(163,975)	-
Other receivable	56,195	(30,362)
Other non-current assets	(108,526)	-
Deferred revenue	204,442	(36,841)
Accounts payable	6,792	25
Accrued liabilities and other payables	237,700	(235,871)
Lease liability	(80,182)	(7,032)
Income tax	(29,675)	(6,388)

Net cash used in operating activities	(967,216)	(1,343,316)

Cash flows from investing activities:
Investment in a subsidiary	(120,931)	-
Purchase of property, plant and equipment	(229,366)	(2,921)

Net cash used in investing activities	(350,297)	(2,921)

Cash flows from financing activities:
Repayment to related parties	(161,053)	(93,715)
Proceeds from loans	1,081,954	-
Proceeds from issuance of common stocks	-	1,308,316
Proceeds from promissory note	-	87,500

Net cash provided by financing activities	920,901	1,302,101

Effect on exchange rate change on cash and cash equivalents	(27,261)	(14,188)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(423,873)	(58,324)

BEGINNING OF PERIOD	504,179	562,503

END OF PERIOD	$80,306	$504,179

Supplemental Cash Flows Information:
Cash paid for interest	$825	$1,365
Cash paid for income tax	$459	$31,031

Supplemental ddisclosure of non-cash financing Activities:
Conversion of debts to common stock	2,422,619	-

See accompanying notes to consolidated financial statements.

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

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd and its subsidiaries. During the year ended December 31, 2021, the Company has invested a total amount of $122,665 (RMB 780,000). On March 22, 2022, the Company sold its shares of Ocean Way and its subsidiaries to a third-party.

On May 11, 2021, the Company’s subsidiary namely Guangzhou Khashing Yacht Company Limited ceased its operation and de-registered.

On June 23, 2021, the Company’s subsidiary namely Vivic Corporation (Fujian) Co., Limited ceased its operation and de-registered.

On June 24, 2021, the Company’s subsidiary namely Khashing Yachts Industry Development (Hainan) Co. Ltd ceased its operation and de-registered.

On September 23, 2021, the Company acquired the additional 25% of Vivic Corporation (Hong Kong) Co., Limited. As a result, Vivic Corporation (Hong Kong) Co., Limited becomes a wholly-owned subsidiary.

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

NOTE－2SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•    Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

●Use of estimates

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

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

●Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Service yacht	10 years
Motor vehicle	5 years
Office equipment	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●Intangible assets, net

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the trademark registered in the PRC and purchased software which are amortized on a straight-line basis over a useful life of 10 years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts.

●Revenue recognition

In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from the processing, distribution, and sale of its products.

●Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity (deficit), consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

●Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in PRC and Hong Kong maintain their books and record in their local currency, Renminbi (“RMB”) and Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets, and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity (deficit).

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates as of and for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Period/year-end RMB:US$ exchange rate	6.3588	6.5276
Period/annual average RMB:US$ exchange rate	6.4499	6.9001
Period/year-end HK$:US$ exchange rate	7.7971	7.7525
Period/annual average HK$:US$ exchange rate	7.7723	7.7557
Period/year-end TWD:US$ exchange rate	27.6879	28.0772
Period/annual average TWD:US$ exchange rate	27.9194	29.4418

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

●Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

●Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016- 13, “Financial Instruments - Credit Losses  (Topic  326): Measurement  of Credit Losses  on Financial Instruments” (“ASU 2016- 13”).  ASU  2016- 13  amends  the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company has adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

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

The Company has suffered from net loss of $2,662,829 during the year ended December 31, 2021. Also, as of December 31, 2021, the Company has incurred the accumulated deficits of $3,865,450 and working capital deficit of $499,339. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4BUSINESS COMBINATION

On September 23, 2021, the Company completed the acquisition of 25% equity interest of Vivic Corporation (Hong Kong) Co., Limited (the “Acquisition”). The total consideration of the acquisition was $107,336.

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

The Acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expended as incurred in general and administrative expense.

The goodwill was fully impaired during the year ended December 31, 2021, based on the management’s estimate.

NOTE－5 LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $235,895(RMB1,500,000), which is equivalent to 60% of equity ownership. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to assign the majority of directors in the board and controls Ocean Way. As a result, Ocean Way is treated as an investment rather than subsidiary. As of December 31, 2021, a total of $122,665(RMB780,000) has been invested in Ocean Way. In the year ended December 31, 2021, an investment loss of $61,474 has been recognized. On March 22,2022, the Company sold Ocean Way for a total proceed of $169,844 (RMB1,080,000) .

NOTE－6PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2021	December 31, 2020
At cost:
Service yacht	$-	$378,421
Leasehold improvements	39,316	-
Motor vehicle	57,514	19,386
Office equipment	9,048	2,921
	105,878	400,728
Less: accumulated depreciation	(13,521)	(154,453)
	$92,357	$246,275

Depreciation expense for the years ended December 31, 2021 and 2020 were $43,309 and $37,890, respectively.

NOTE－7DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	December 31, 2021	December 31, 2020

Deposits	$-	$77,213
Prepayments (a)	105,011	-

	$105,011	$77,213

(a)The amount will be recognized as expenses in next twelve months.

NOTE－8ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	December 31, 2021	December 31, 2020

Accrued expenses	$47,018	$30,343
Other payable (a)	156,829	40,034

	$203,847	$70,377

(a)The amount will be settled in next twelve months.

NOTE－9AMOUNTS DUE TO RELATED PARTIES

As of December 31, 2021, the amounts represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments.

NOTE－10LEASES

The Company purchased a service vehicle under a financing lease arrangement of a total amount of $18,146 (RMB117,043) starting from August 1, 2019, with the effective interest rate of 2.25% per annum, due through May 1, 2022, with principal and interest payable monthly.

The Company leases premises for offices and dock for operating under non-cancelable operating leases with initial terms of 5 years and the effective interest rate of 6% per annum. Operating lease payments are expended over the term of lease. The Company leases don’t include options to extend nor any restrictions or covenants. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. The lease liability is as follows:

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 are as follows

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$534,231	$-

Operating lease liabilities-current	$141,725	$5,924
Operating lease liabilities-noncurrent	422,948	4,261

Total	$564,673	$10,185

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2021:

For the year ending December 31,	Operating Leases
2022	141,725
2023	131,411
2024	134,039
Thereafter	157,498
Total lease payments	564,673

NOTE－11PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of drawdown. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles. The loan was borrowed on July 1, 2020 and the initial installment repayment date begins Twelve (12) months from the date of the promissory Note and has been extended for 30 months. As a result, the Company has not made any repayment. Total promissory note recorded in balance were $87,500 at December 31, 2021 and 2020,.

NOTE－12INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

VIVC is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

For the years ended December 31, 2021 and 2020, the Company paid interest and penalties associated with tax position amounting to $459 and $0, respectively. As of December 31, 2021 and 2020, the Company has accrued penalties on uncertain tax positions amounting to $0 and $25,000, respectively,

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020

Loss before income taxes	$(333,680)	$(505,817)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(70,073)	(106,222)
Tax effect of allowance	70,073	106,222
Income tax expense	$-	$-

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year. The operation in Taiwan incurred an operating loss and there is no provision for income tax for the years ended December 31, 2021 and 2020.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.  The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the years ended December 31, 2021 and 2020.

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended December 31, 2021 and 2020 are as follows:

	For the Years Ended December 31,
	2021	2020

Loss before income taxes	$(748,128)	$(245,868)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(187,032)	(61,467)
Net operating loss against valuation allowance	187,032	61,467
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Deferred tax assets on
Net operating loss carryforwards:
-United States	$70,073	$106,222
-Taiwan	13,421	28,004
-Hong Kong	7,675	11,691
-PRC	187,032	61,467
-	278,201	207,384
Less: valuation allowance	(278,201)	(207,384)
Deferred tax assets, net	$-	$-

As of December 31, 2021, the operations is incurred $2,662,829 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets $278,201 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－13SHAREHOLDERS’ (DEFICIT) EQUITY

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

The holders of the Company’s preferred stock currently have (i) the right to convert the Preferred Stock to Common Stock at the conversion rate of Ten (10) shares of Common Stock for each share of Series A Preferred Stock (ii) are entitled to participate in the distribution of assets of the Corporation to the holders of its Common Stock, whether such assets are from capital, surplus or earnings in an amount up to the value of the Series A Preferred Stock at the time of the liquidation. (iii) are entitled to the dividend equal to the aggregate dividends for Ten (10) shares of common stock for one share of Series A Preferred Stock (iv) have voting rights equal to 50 votes per share of Series A Preferred Stock (v) have the right to transfer each share of the Series A Preferred Stock to any third party at any time in such holder's sole and absolute discretion, subject to compliance with applicable securities laws.

Preferred Shares

As of December 31, 2021 and 2020, the Company had a total of 832,000 shares of its preferred stock issued and outstanding.

Common Shares

On March 5, 2021, the Company issued 468,888 shares of common stock to settle a debt in the amount of $464,199 (equivalent to RMB3,000,000),  at an agreed conversion price of $0.99 per share.

On April 23, 2021, the Company issued 462,888 shares of common stock to settle a debt in the amount of $462,888 (equivalent to RMB3,006,111), at an agreed conversion price of $1.0 per share.

On August 3, 2021, the Company issued 154,868 shares of common stock to settle a debt in the amount of $154,868 (equivalent to RMB1,000,548), at an agreed conversion price of $1.0 per share.

The market price is a fair price to record the value of stocks in the transaction. Due to the significant difference between the market prices and conversion prices, a loss of $1,340,664 on the loan settlement has been recognized.

As of December 31, 2021 and 2020, the Company had a total of 25,556,810 and 24,470,166 shares of its common stock issued and outstanding, respectively.

NOTE－14NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the year ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020

Net (loss) income for basic and diluted attributable to Vivic Corp.	$(2,562,570)	$(955,717)
Weighted average common stock outstanding - Basic and Diluted	25,240,065	15,989,299
Net (loss) income per share of common stock – basic and diluted	$(0.10)	$(0.06)

NOTE－15RELATED PARTY TRANSACTIONS

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

The Company received $0 and $193,000 consultancy service income from Everest Capital Corporation, its related party during the years ended December 31, 2021 and 2020, respectively.

The Company paid $9,000 and $96,000 consulting fee to Honetech Inc., its controlling shareholder during the years ended December 31, 2021 and 2020, respectively.

The Company paid $0 and $60,000 consulting fee to Continental Development Corporation., its related party during the years ended December 31, 2021 and 2020, respectively.

The Company paid $180,000 and $410,500 consulting fee to Go Right Holdings Limited., its related party during the years ended December 31, 2021 and 2020, respectively.

The Company paid $154,804 and $111,377 salaries to certain shareholders during the year ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had $0 and $114,999 related parties receivable balance included in deposits and prepayments.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－16COMMITMENTS AND CONTINGENCIES

As of December 31, 2021 and 2020, the Company has no material commitments and contingencies.

NOTE－17SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred December 31, 2021, up through May 16, 2022 and found no significant subsequent events

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time       periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and        communicated to our management, including our president and chief executive officer (who is acting as our principal executive      officer) and chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and    procedures. Based on the foregoing, our president and chief executive officer and chief financial officer concluded that our        disclosure controls and procedures were not effective as of December 31, 2021.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the      supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal    Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that due to lack of segregation of duties and written  control policies, our internal control over financial reporting was not effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Shang-Chiai Kung, CEO, CFO, Chairman of the Board and Board Director, 82 years old, is a resident of Taiwan.  He received degree from An-Ping Junior High School.  He was the Chairman of Kha Shing Enterprise Co., Ltd. (Taiwan) from 1988 to 2004. From 2008 till now, he is Chairman of Go Right Holdings Ltd. From 2013 till now, he is Chairman of Jiexing Argicultural Technology Co., Ltd.

Kun-Teng Liao, Secretary and Board Director, 54 years’ old, is a resident of Taiwan.  He received an MBA degree from Seton Hall University, New Jersey, US, in 2013. From 2006 to 2016, he was the chairman of EcallBuy Trading Company Limited.  He is Executive Director and General Manager of the subsidiary company, Guangzhou Hysoul Yacht Company Ltd. since May, 2019.  He is also Executive Director and General Manager of subsidiary, Zhejiang Jiaxu Yacht Company Ltd. since July 2021.

Yu-Han Chen, Board Director, 55 years’ old, is a resident of US.  He received a bachelor degree from Pepperdine University, California, US, in 1987. He was an Executive Director of Norseman International Co., from 2004 till 2021.  He is General Manager in Product Design and Development of the subsidiary company, Khashing Yachts Industry (Guangdong) Ltd. since May, 2021 till now.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

After the change of management in December 2021, we have not paid any compensation to our officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2021 regarding the ownership of our common stock by each            shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each     director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Officers/Directors	Address	No. of Shares	Percentage
Kun-Teng Liao (Secretary andBoard Director)	No.15 Chen Yu Rd., Changhua, Taiwan 50020	24,000	0.09%
	Officers and Directors as Total	24,000	0.09%

5% and above shareholder
Cheng-Lung Soong	10F, No. 59, Ln. 112, Jihu Rd., Zhongshan Dist.Taipei, Taiwan	2,039,000	7.98%
Go Right Holdings Ltd.	No. 7, Aly 1, Ln. 143, Sec. 2, Lin-An Rd., N. Dist. Tainan, Taiwan	5,624,800	22.01%
Yun-Kuang Kung	No. 12- 1, Xiaoximen, Neighborhood, 14m, Zhusha Village, Jincheng Township, Kinmen, Fuchien, Taiwan	3,221,886	12.61%
Liu-Shiang Kung Hwang	No. 7, Aly 1, Ln. 143, Sec. 2, Lin-An Rd., N. Dist. Tainan, Taiwan	1,875,562	7.34%
Kun-Horng Tsai	3F, No. 66, Ln. 133, Dongfeng Rd., N. Dist. Tainan, Taiwan	1,784,000	6.98%

Huilan Chen	1091 Rising Moon Trail, Snellville, GA. 30078	1,589,686	6.22%
Miao-Chuan Ho	No. 22, Ln. 480 Wenxian Rd., N. Dist. Tainan, Taiwan	1,455,000	5.69%
	5% and above shareholder as Total	17,589,934	68.83%

(1) The percentages below are based on 25,556,810 shares of our common stock issued and outstanding as of December 31, 2021.

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

The Company received $0 and $193,000 consultancy service income from Everest Capital Corporation, its related party during the year ended December 31, 2021 and 2020, respectively.

The Company paid $9,000 and $96,000 consulting fee to Honetech Inc., its controlling shareholder during the years ended December 31, 2021 and 2020, respectively.

The Company paid $0 and $60,000 consulting fee to Continental Development Corporation., its related party during the years ended December 31, 2021 and 2020, respectively.

The Company paid $180,000 and $410,500 consulting fee to Go Right Holdings Limited., its related party during the years ended December 31, 2021 and 2020, respectively.

The Company paid $154,804 and $111,377 salaries to certain shareholders during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had $0 and $114,999 related parties receivable balance included in deposits and prepayments..

Apart  from  the  transactions  and  balances detailed  elsewhere  in  these  accompanying  consolidated  financial  statements,  the Company has no other significant or material related party transactions during the periods presented.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current independent registered public accounting firm is YCM CPA Inc. Whom we engaged on March 23, 2022. The following table shows their fees for audit and other services in relation to our 2021 fiscal years:

	For the fiscal years ended December 31,
	2021	2020
Audit service:	35,000	-
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	35,000	-

HKCM CPA & Co. served as our independent registered public accounting firm in the year of 2020 and reviewed our quarterly reports in the year of 2021.The following table shows their fees for audit and other services in relation to our 2021 and 2020 fiscal years:

	For the fiscal years ended December 31,
	2021	2020
Audit service:	12,000	40,000
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	12,000	40,000

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31. 1& 31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d- 14(a)

32. 1& 32. 1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

Date: May 16, 2022

By: /s/ Shang-Chiai Kung

Shang-Chiai Kung

President and Chief Executive Officer, Chairman of the Board,

Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shang-Chiai Kung Shang-Chiai Kung	President and Chief Executive, CFO, (Principal Accounting Officer) Officer, Chairman of the Board, Director (Principal Executive Officer)	May 16, 2022
/s/ Yu-Han Chen Yu-Han Chen	Director,	May 16, 2022
/s/ Kun-Teng Liao Kun-Teng Liao	Director and Secretary	May 16, 2022