Form 10-K/A
period 2021-12-31
VIVIC CORP.
filed 2022-05-17
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1 TO

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________

COMMISSION FILE NO. 333-219148

VIVIC CORP.

(Exact name of registrant as specified in its charter)

Nevada

State or Other Jurisdiction of Incorporation or Organization)

7999

(Primary Standard Industrial Classification Number)

98-1353606

(IRS Employer Identification Number)

187 E. Warm Springs Rd., PMB#B450

Las Vegas, NV 89119

Tel: 702-899-0818

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

(Title of Class)

The sole purpose of this Amendment No.1 to the Form 10-K Annual Report of Vivic Corp for the year ended December 31, 2021 is to submit the Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K, which were not included in the Form 10-K Annual Report filed on May 16, 2022 due to a technical error. All other contents of the Form 10-K Annual Report remain unchanged.

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

EXPLANATORY NOTE:

The sole purpose of this Amendment No.1 to the Form 10-K Annual Report of Vivic Corp for the year ended December 31, 2021 is to submit the Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K, which were not included in the Form 10-K Annual Report filed on May 16, 2022 due to a technical error. All other contents of the Form 10-K Annual Report remain unchanged.

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

Date: May 17, 2022

By: /s/ Shang-Chiai Kung

Shang-Chiai Kung

President and Chief Executive Officer, Chairman of the Board,

Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shang-Chiai Kung Shang-Chiai Kung	President and Chief Executive, CFO, (Principal Accounting Officer) Officer, Chairman of the Board, Director (Principal Executive Officer)	May 17, 2022
/s/ Yu-Han Chen Yu-Han Chen	Director,	May 17, 2022
/s/ Kun-Teng Liao Kun-Teng Liao	Director and Secretary	May 17, 2022