Form 10-Q
period 2022-03-31
VIVIC CORP.
filed 2022-05-23
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 common stocks as of May 23, 2022.

1

Table of Contents

ITEM 1	Financial Statements
ITEM 2	Management’s Discussion and Analysis Of Financial Condition And Results Of Operations
ITEM 3	Quantitative And Qualitative Disclosures About Market Risk
ITEM 4	Controls And Procedures
PART II OTHER INFORMATION
ITEM 1	Legal Proceedings
ITEM 2	Unregistered Sales of Equity Securities And Use Of Proceeds
ITEM 3	Defaults Upon Senior Securities
ITEM 4	Mine Safety Disclosures
ITEM 5	Other Information
ITEM 6	Exhibits
Signatures

2

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2022 and 2021

Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2022 and 2021

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2022 and 2021

Notes to Condensed Consolidated Financial Statements

3

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$839,420	$80,306
Accounts receivable, net	930	928
Deposits and prepayments	206,675	105,011
Inventory	182,737	163,975
Other current assets	87,916	189,468

Total current assets	1,317,678	539,688

Non-current assets:
Long-term investment	-	61,191
Property, plant and equipment, net	88,682	92,357
Construction in process	186,126	185,667
Operating lease right-of-use assets	508,285	534,231
Other noncurrent assets	35,882	38,950

TOTAL ASSETS	$2,136,653	$1,452,084

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,010	$19,265
Accrued liabilities and other payables	155,473	203,847
Due to related parties	394,908	469,748
Deferred revenue	1,137,378	204,442
Operating lease liabilities-current	177,958	141,725
Income tax payable	-	-

Total current liabilities	1,881,727	1,039,027

Non-current liabilities:
Operating lease liabilities-noncurrent	395,045	422,948
Promissory note	87,500	87,500

TOTAL LIABILITIES	2,364,272	1,549,475

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 and 25,556,810 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	25,547	25,557
Additional paid-in capital	3,873,719	3,821,709
Accumulated other comprehensive income	14,532	10,347
Accumulated deficit	(4,040,614)	(3,865,450)

Total Vivic Corp. shareholders’ deficit	(125,984)	(7,005)
Non-controlling interest	(101,635)	(90,386)

Total shareholders deficit	(227,619)	(97,391)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,136,653	$1,452,084

4

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

REVENUE	$1,058	$3,011

Cost of revenue	(950)	-

Gross profit	108	3,011

Operating expenses:
General and administrative expenses	$(232,555)	$(226,440)

Total operating expenses	(232,555)	(226,440)

Loss from operations	(232,447)	(223,429)

Other income (expense):
Investment gain (loss)	61,578	(11,755)
Interest income	132	46
Interest expense	(13,702)	(1,037)
Loss on loan settlement	(2,000)	(661,132)
Other income	35	-

Total other income (expense)	46,043	(673,878)

Loss before income taxes	(186,404)	(897,307)

Income taxes	(9)	-

NET LOSS	(186,413)	(897,307)

Net loss attributable to non-controlling interest	(11,249)	(11,146)
Net loss attributable to Vivic Corp.	$(175,164)	$(886,161)

Other comprehensive loss:
Foreign currency translation loss	4,185	(5,488)

COMRPEHENSIVE LOSS	$(170,979)	$(891,649)

Net loss per share – Basic and Diluted	$(0.01)	$(0.06)

Weighted average common shares outstanding
– Basic and Diluted	25,557,254	24,605,623

See accompanying notes to condensed consolidated financial statements.

5

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2022 and 2021
		Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Noncontrolling interests	Total shareholders’ (deficit) equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	468,888	469	1,124,862	-	-	-	1,125,331
Foreign currency translation adjustment	-	-	-	-	-	(5,488)	-	-	(5,488)
Net loss	-	-	-	-	-	-	(886,161)	(11,146)	(897,307)

Balance as of March 31, 2021	832,000	$832	24,939,054	$24,939	$2,466,017	$(7,728)	$(2,186,666)	$73,152	$370,546

Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

Cancellation of shares	-	-	(60,000)	(60)	60	-	-	-	-
Shares issued for loan settlement	-	-	50,000	50	51,950	-	-	-	52,000
Foreign currency translation adjustment	-	-	-	-	-	4,185	-	-	4,185
Net loss	-	-	-	-	-	-	(175,164)	(11,249)	(186,413)

Balance as of March 31, 2022	832,000	$832	25,546,810	$25,547	$3,873,719	$14,532	$(4,040,614)	$(101,635)	$(227,619)

See accompanying notes to condensed consolidated financial statements.

1

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(186,413)	$(897,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	1,858	10,136
Amortization of right-of-use assets	27,246	-
Bad debt direct write-off and provision	11,125	-
Interest expense	5,742	774
Investment gain(loss)	(60,605)	11,755
Loss on loan settlement	2,000	661,132
Change in operating assets and liabilities:
Accounts receivable	(2)	-
Deposits and prepayments	(112,789)	(206,583)
Other receivable	101,552	(47,277)
Inventory	(18,762)	-
Other non-current assets	(24,178)	-
Deferred revenue	932,936	6,104
Accounts payable	(3,255)	(50)
Accrued liabilities and other payables	(18,126)	(15,123)
Lease liabilities	(1,714)	(1,488)

Net cash provided by (used in) operating activities	656,615	(477,927)

Cash flows from investing activities:
Investment in a subsidiary	(47,310)	(55,060)
Disposal of subsidiary	169,106	-
Purchase of property, plant and equipment	-	-

Net cash provided by (used in) investing activities	121,796	(55,060)

Cash flows from financing activities:
Proceeds from related parties	-	3,478
Repayment to related parties	(74,840)	-
Proceeds from loans	50,000	464,199
Proceeds from third party loan	-	152,588

Net cash (used in) provided by financing activities	(24,840)	620,265

Effect on exchange rate change on cash and cash equivalents	5,543	(4,637)

NET CHANGE IN CASH AND CASH EQUIVALENTS	759,114	82,641

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	80,306	562,503

CASH AND CASH EQUIVALENTS - END OF PERIOD	$839,420	$645,144

Supplemental Cash Flows Information:
Cash paid for interest	$95	$263
Cash paid for income tax	$9	$-

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$52,000	$1,125,331

See accompanying notes to condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 22, 2022, the Company sold its shares of Ocean Way and its subsidiaries to a third-party for a total of $169,844 (RMB1,080,000).

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB1,055,000	100%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB1,030,000	70%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－2SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on May 16, 2022.

●Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●Basis of consolidation

The condensed consolidated financial statements include the financial statements of VIVC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.As of March 31, 2022 and December 31, 2021, the Company had $236,478 and $0 cash equivalents, respectively.

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

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

●Income taxes

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the period ended March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Period/year-end RMB:US$ exchange rate	6.3431	6.3588
Period/annual average RMB:US$ exchange rate	6.3481	6.4499
Period/year-end HK$:US$ exchange rate	7.8306	7.7971
Period/annual average HK$:US$ exchange rate	7.8050	7.7723
Period/year-end TWD:US$ exchange rate	28.6328	27.6879
Period/annual average TWD:US$ exchange rate	27.9955	27.9194

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

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and

●

Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

The Company had $839,420 cash and cash equivalents and working capital deficit of $564,049 as of March 31, 2022 and net loss of $186,413 during the three months ended March 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through May 23, 2023 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE－4       LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $235,895(RMB1,500,000), which is equivalent to 60% of equity ownership. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to assign the majority of directors in the board and controls Ocean Way. As a result, Ocean Way is treated as an investment rather than subsidiary. As of December 31, 2021, a total of $122,665(RMB780,000) has been invested in Ocean Way. In the year ended December 31, 2021, an investment loss of $61,474 has been recognized. On March 22,2022, the Company sold Ocean Way for a total proceed of $169,844 (RMB1,080,000). In the three months ended March 31, 2022, an investment gain of $61,578 has been recognized.

NOTE－5PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2022	December 31, 2021
At cost:
Leasehold improvements	$39,413	$39,316
Motor vehicle	57,657	57,514
Office equipment	8,965	9,048
	106,035	105,878
Less: accumulated depreciation	(17,353)	(13,521)
	$88,682	$92,357

Depreciation expense for the three months ended March 31, 2022 and 2021 were $1,858 and $10,136, respectively.

NOTE－6DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	March 31, 2022	December 31, 2021

Deposits	$-	$-
Prepayments (a)	206,675	105,011

	$206,675	$105,011

(a)The amount will be recognized as expenses in next twelve months.

NOTE－7ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	March 31, 2022	December 31, 2021

Accrued expenses	$89,287	$47,018
Other payable (a)	66,186	156,829

	$155,473	$203,847

(a)The amount will be settled in next twelve months.

NOTE－8LEASES

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

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental balance sheet information related to leases as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021

Right of use assets	$508,285	$534,231

Current portion	$177,958	$141,725
Non-current portion	395,045	422,948

Total	$573,003	$564,673

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2022:

For the twelve months ending March 31,	Operating Leases
2023	177,958
2024	152,422
2025	155,093
Thereafter	87,530
Total lease payments	573,003

NOTE－9PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of draw down. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles. The loan was borrowed on July 1, 2020 and the initial installment repayment date begins Twelve (12) months from the date of the promissory Note and has been extended for 30 months. As a result, the Company has not made any repayment. Total promissory note recorded in balance were $87,500 at March 31, 2022 and December 31, 2021. The accrued interest expense is $830 for the three months ended March 31, 2022 and 2021, respectively.

NOTE－10SHAREHOLDERS’ (DEFICIT) EQUITY

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Shares

As of March 31, 2022 and December 31, 2021, the Company had a total of 832,000 shares of preferred stock issued and outstanding.

Common Shares

On February 15, 2022, the Company issued 50,000 shares of common stock to settle a debt in the amount of $50,000, at an agreed conversion price of $1.0 per share. A loss of $2,000 on the loan settlement has been recognized in the three months ended March 31, 2022.

On March 22, 2022, the Company cancelled 60,000 shares of common stock previously issued to its former CFO due to termination of employment.

As of March 31, 2022 and December 31, 2021, the Company had a total of 25,546,810 and 25,556,810 shares of its common stock issued and outstanding, respectively.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE－11NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021

Net (loss) income for basic and diluted attributable to Vivic Corp.	$(186,413)	$(897,307)
Weighted average common stock outstanding - Basic and Diluted	25,557,254	24,605,623
Net (loss) income per share of common stock – basic and diluted	$(0.01)	$(0.06)

NOTE－12RELATED PARTY TRANSACTIONS

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties was $394,908 and 469,748 as of March 31, 2022 and December 31, 2021 .

The Company paid $0 and $9,000 consulting fee to Honetech Inc., its preferred stock controlling shareholder during the three months ended March 31, 2022 and 2021, respectively. Each Preferred Share is entitled to fifty (50) votes.

The Company paid $0 and $46,003 consulting fee to Go Right Holdings Limited., who owns approximately 22% of the outstanding common stocks on March 31, 2022 during the three months ended March 31, 2022 and 2021, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－13COMMITMENTS AND CONTINGENCIES

As of March 31, 2022 and December 31, 2021, the Company has no material commitments and contingencies.

NOTE－14SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred March 31, 2022, up through May 23, 2022 the Company presented the condensed consolidated financial statements.

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

We generated net revenues of $1,058 and $3,011 for the three months ended March 31, 2022 and 2021, respectively.  The decrease in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts decreased.

The cost of revenue incurred were $950 and $0 for the three months ended March 31, 2022 and 2021, respectively.

The gross profits were $108 and $3,011 for the three months ended March 31, 2022 and 2021, respectively. The falling gross profit in 2021 was essentially caused by the COVID-19 pandemic, which unfavorably influenced our consulting service fee on sales and marketing of yachts.

The general and administrative expenses incurred were $232,555 and $226,440 for the three months ended March 31, 2022 and 2021, respectively. General and administrative expenses were basically the business expenses and corporate overhead.

Other income(expense) was $46,043 and $(673,878) for the three months ended March 31, 2022 and 2021, respectively. Other income(expense) comprise of investment gain(loss), loss on loan settlement, interest expense, interest income and others. Investment gain(loss) was $61,578 and $(11,755) for the three months ended March 31, 2022 and 2021, respectively. The investment gain(loss) in the three months ended March 31, 2022 and 2021 was primarily due to the investment gain(loss) in long-term investment. Loss on loan settlement was $2,000 and $661,132 for the three months ended March 31, 2022 and 2021, respectively.

The net losses were $186,413 and $897,307 for the three months ended March 31, 2022 and 2021, respectively. The main reason for the decreased losses was the decrease in loss on loan settlement.

LIQUIDITY AND GOING CONCERN

We had $839,420 cash and cash equivalents and working capital deficit of $564,049 as of March 31, 2022 and net loss of $186,413 during the three months ended March 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Cash Flows from Operating Activities

The net cash provided by (used in) operating activities were $656,615 and $(477,927) for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the most affected the net cash provided by operating activities were the deferred revenue $932,936 offset by the net loss of $186,413 and increase in deposit and prepaid expenses $112,789. For three months ended March 31, 2021, the most affected the net cash used in operating activities were the net loss $897,307, offset by the loss on loan settlement $661,132.

Cash Flows from Investing Activities

The net cash provided by (used in) investing activities were $121,796 and $55,060 for the three months ended March 31, 2022 and 2021, respectively. The sum represented the cash from sold Ocean Way for the three months ended March 31, 2022. The change is primarily due to the investment and disposal of Ocean Way for the three months ended March 31, 2022.

Cash Flows from Financing Activities

The net cash used in (provided by) financing activities were $(24,840) for the three months ended March 31, 2022 and $620,265 for the three months ended March 31, 2021.For the three months ended March 31, 2022, the cash used in financing activities were repayment of related party $74,840 and the cash generated from financing activities included proceeds from loans $50,000. For the three months ended March 31, 2021, the cash generated from financing activities included proceeds from loans $464,199 and proceeds from third party loan $152,588.

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

For the three months ended March 31, 2022, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These consolidated financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 1A.Risk Factors

Except for the below risk factor, as of the date of this Report, there have been no material changes to the risk factors disclosed in the annual report on Form 10-K filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2022, the Company issued 50,000 shares of common stock to settle a debt in the amount of $50,000, at an agreed conversion price of $1.0 per share.

The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

None in the quarter ended March 31, 2022

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2022.

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

Dated: May 23, 2022

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Financial Officer