Form 10-Q/A
period 2021-03-31
VIVIC CORP.
filed 2022-08-08
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A (Amendment No.1)

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

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,401,942 common stocks as of May 5, 2021.

1

EXPLANATORY NOTE

References throughout this Amendment No.1 to the Quarterly Report on From 10-Q to “we,” “us,” the Company” or “our company” are to VIVIC CORP., unless the context otherwise indicates.

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2021, amends the Form 10-Q that was originally filed with the U.S. Securities Exchange Commission on May 14, 2021 (the “Original Filing”).

On January 3, 2021, ViVic Corp. (the “Company”) entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd (“Ocean Way”). In the Previous Filings, the Company’s investment in Ocean Way was treated as an acquisition and the financial statements of Ocean Way were consolidated into the financial statements of the Company. During the year ended December 31, 2021, the Company has invested a total amount of $122,665 (RMB 780,000), or approximately 43.8% of total ownership. On May 28, 2022, the Company’s management and the board of directors (the “Board”) after consultation with YCM CPA, Inc., the Company’s independent registered public accounting firm, concluded the investment in Ocean Way should be considered as a long-term investment. Therefore, the consolidation of Ocean Way’s financial statements was erroneous.

Therefore, on May 28, 2022, the Board of the Company concluded that due to de-consolidation of the Company’s subsidiary, the Company’s previously issued unaudited interim financial statements included in the quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2021, filed on November 15, 2021, unaudited interim financial statements included in the quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2021, filed on August 12, 2021, and unaudited interim financial statements included in the quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021, filed on May 14, 2021 (each a “Previous Filing” and collectively “Previous Filings”), should no longer be relied upon.

In preparation of this Amendment No. 1 to Quarterly Report on Form 10-Q/A, the Company concluded it inadvertently used incorrect stock prices in loan settlement contracts instead of fair market prices. The impact of the incorrect assumption was an understatement of loss on loan settlement and an understatement of Additional paid-in capital.

As such, the Company is filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Amendment No. 1 reflects events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Previous Filing.

2

Table of Contents

PART I FINANCIAL INFORMATION
ITEM 1

Condensed Consolidated Balance Sheets as of March 31, 2021 (As Restated) (Unaudited) and December 31, 2020

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2021 (As Restated) and 2020

Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2021 (As Restated) and 2020

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 (As Restated) and 2020

Notes to Unaudited Condensed Consolidated Financial Statements (As Restated)

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
Signatures

3

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$586,820	$504,179
Deposits and prepayments	283,796	77,213
Other current assets	101,295	54,018

Total current assets	971,911	635,410

Non-current assets:
Long-term investment	43,305	-
Property, plant and equipment, net	235,248	246,275

TOTAL ASSETS	$1,250,464	$881,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,423	$12,473
Accrued liabilities and other payables	56,028	70,377
Due to related parties	526,943	523,465
Loan from third party	152,588	-
Deferred revenue	6,104	-
Operating lease liabilities-current	6,117	5,924
Income tax payable	29,675	29,675

Total current liabilities	789,878	641,914

Non-current liabilities:
Operating lease liabilities-noncurrent	2,540	4,261
Promissory note	87,500	87,500

Total liabilities	879,918	733,675

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 24,939,054 and 24,470,166 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	24,939	24,470
Additional paid-in capital	2,466,017	1,341,155
Accumulated other comprehensive income (loss)	(7,728)	(2,240)
Accumulated deficit	(2,186,666)	(1,300,505)

Total Vivic Corp. shareholders’ equity	297,394	63,712
Non-controlling interest	73,152	84,298

Total shareholders’ equity	370,546	148,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,250,464	$881,685

4

See accompanying notes to unaudited condensed consolidated financial statements.

5

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

REVENUE	$3,011	$111,877

Cost of revenue	-	(5,158)

Gross profit	3,011	106,719

Operating expenses:
General and administrative expenses	$(226,440)	$(176,347)

Total operating expenses	(226,440)	(176,347))

Loss from operations	(223,429)	(69,628)

Other expense:
Investment loss	(11,755)	-
Interest income	46	17
Interest expense	(1,037)	(390)
Loss on loan settlement	(661,132)	-

Total other expense	(673,878)	(373)

Loss before income taxes	(897,307)	(70,001)

Income taxes	-	9,329

NET LOSS	(897,307)	(79,330)

Net loss attributable to non-controlling interest	(11,146)	(6,465)
Net loss attributable to Vivic Corp.	$(886,161)	$(72,865)

Other comprehensive loss:
Foreign currency translation loss	(5,488)	4,689

COMRPEHENSIVE LOSS	$(891,649)	$(68,176)

Net loss per share – Basic and Diluted	$(0.06)	$(0.00)

Weighted average common shares outstanding
– Basic and Diluted	24,605,623	32,363,200

See accompanying notes to unaudited condensed consolidated financial statements.

6

7

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2021 and 2020
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Noncontrolling interests	Total shareholders’ (deficit) equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Foreign currency translation adjustment	-	-	-	-	-	4,689	-	-	4,689
Net loss	-	-	-	-	-	-	(72,865)	(6,465)	(79,330)

Balance as of March 31, 2020	832,000	$832	32,363,200	$32,363	$24,946	$3,370	$(417,653)	$109,640	$(246,502)

Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	468,888	469	1,124,862	-	-	-	1,125,331
Foreign currency translation adjustment	-	-	-	-	-	(5,488)	-	-	(5,488)
Net loss	-	-	-	-	-	-	(886,161)	(11,146)	(897,307)

Balance as of March 31, 2021	832,000	$832	24,939,054	$24,939	$2,466,017	$(7,728)	$(2,186,666)	$73,152	$370,546

See accompanying notes to unaudited condensed consolidated financial statements.

1

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(897,307)	$(79,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	10,136	9,294
Interest expense	774	-
Investment gain(loss)	11,755	-
Loss on loan settlement	661,132	-
Change in operating assets and liabilities:
Accounts receivable	-	(4,000)
Deposits and prepayments	(206,583)	(123,621)
Other receivable	(47,277)	(11,802)
Deferred revenue	6,104	(10,504)
Accounts payable	(50)	8,711
Accrued liabilities and other payables	(15,123)	(13,428)
Income tax payable	-	298
Lease liabilities	(1,488)	(1,235)

Net cash used in operating activities	(477,927)	(225,617)

Cash flows from investing activities:
Investment in a subsidiary	(55,060)	-

Net cash used in investing activities	(55,060)	-

Cash flows from financing activities:
Proceeds from related parties	3,478	-
Repayment to related parties	-	(20,468)
Proceeds from loans	464,199	-
Proceeds from third party loan	152,588	-

Net cash provided by (used in) financing activities	620,265	(20,468)

Effect on exchange rate change on cash and cash equivalents	(4,637)	8,822

NET CHANGE IN CASH AND CASH EQUIVALENTS	82,641	(237,263)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	504,179	562,503

CASH AND CASH EQUIVALENTS - END OF PERIOD	$586,820	$325,240

Supplemental Cash Flows Information:
Cash paid for interest	$263	$390
Cash paid for income tax	$-	$9,031

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$1,125,331	$-

See accompanying notes to unaudited condensed consolidated financial statements.

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

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd and its subsidiaries. During the three months ended March 31, 2021, the Company has invested a total amount of $55,060 (RMB 360,000), which is approximately equal to 26.5% ownership.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB645,000	100%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB30,000	70%

Guangzhou Khashing Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB308,000 (2020: RMB308,000)	90%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－2 RESTATEMENT EFFECTS ON ISSUED FINANCIAL STATEMENTS

The restatement primarily is caused by two issues. First, in the quarterly reports filed in 2021, the Company inadvertently used incorrect stock prices in loan settlement contracts instead of fair market prices. The impact of the incorrect assumption was an understatement of loss on loan settlement and an understatement of Additional paid-in capital by approximately $661,132 during the three months ended March 31, 2021.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Second, In the quarterly reports filed in 2021, the Company entered in a share exchange agreement to invest in 60% share of Ocean Way, a local company by issuing its common stocks to the owner of the Company. However, both the Company and the owner agreed to terminate the share exchange transaction later on. Furthermore, although later the Company invested cash in Ocean Way instead, the owner still has the right to assign the majority of members in the Board of Ocean Way. The Company incorrectly recognized Common Shares and recorded Ocean Way as a subsidiary. The impact of the incorrect assumption was an understatement of a series of accounts including Common stock, Additional paid-in capital and Accumulated deficit during the three months ended March 31, 2021.

The following table illustrates the impact of the restated unaudited consolidated balance sheet, the unaudited statement of operations and unaudited statement of cash flows for the period ended March 31, 2021.

		As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet at March 31, 2021:
Cash and cash equivalents	A	$592,352	$(5,532)	$586,820
Accounts receivables	A	6,000	(6,000)	-
Deposits and prepayments	A	393,531	(109,735)	283,796
Other current assets		75,364	25,931	101,295
Total current assets		1,067,247	(95,336)	971,911

Long-term investment	A	-	43,305	43,305
Property, plant and equipment, net	A	235,560	(312)	235,248
TOTAL ASSETS		1,302,807	(52,343)	1,250,464

Accounts payable	A	$40,891	$(28,468)	$12,423
Accrued liabilities and other payables	A	764,986	(708,958)	56,028
Due to related parties		526,943	-	526,943
Loan from third party		152,588	-	152,588
Deferred revenue	A	15,538	(9,434)	6,104
Operating lease liabilities - current		6,117	-	6,117
Income tax payable		29,675	-	29,675
Total current liabilities		1,536,738	(746,860)	789,878
Operating lease liabilities – noncurrent		2,540	-	2,540
Promissory note		87,500	-	87,500
Total liabilities		1,626,778	(746,860)	879,918

Preferred stock		832	-	832
Common stock		24,939	-	24,939
Common stock to be issued	A	720,000	(720,000)	-
Additional paid-in capital	B	1,804,885	661,132	2,466,017
Accumulated other comprehensive income (loss)	A	14,930	(22,658)	(7,728)
Accumulated deficit	A,B	(2,666,434)	479,768	(2,186,666)
Total Vivic Corp. shareholders’ equity		(100,848)	398,242	297,394

Non-controlling interest	A	(223,123)	296,275	73,152

Total shareholders’ equity		(323,971)	694,517	370,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		1,302,807	(52,343)	1,250,464

Consolidated Statements of Operations for three months ended March 31, 2021:
REVENUE	A	$19,194	$(16,183)	$3,011
Cost of revenue	A	(8,012)	8,012	-
Gross Profit		11,182	(8,171)	3,011

General and administrative expenses	A	(279,856)	53,416	(226,440)
Total operating expenses		(279,856)	53,416	(226,440)

Impairment of goodwill	A	(1,126,324)	1,126,324	-
Investment loss	A	-	(11,755)	(11,755)

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest income	A	51	(5)	46
Interest expense		(1,037)	-	(1,037)
Other income	A	40	(40)	-
Loss on loan settlement	B	-	(661,132)	(661,132)
Total other expenses		(1,127,270)	453,392	(673,878)

NET LOSS		(1,395,944)	498,637	(897,307)

Consolidated Statement of Cash Flows for three months ended March 31, 2021:
Net loss	A,B	$(1,395,944)	$498,637	$(897,307)
Investment gain(loss)	A	-	11,755	11,755
Depreciation of property, plant and equipment		10,136	-	10.136
Interest expense		774	-	774
Impairment of goodwill	A	1,126,324	(1,126,324)	-
Loss on loan settlement	B	-	661,132	661,132
Change in operating assets and liabilities:
Accounts receivable	A	(6,000)	6,000	-
Deposits and prepayments	A	(232,096)	25,513	(206,583)
Other receivable	A	(51,459)	4,182	(47,277)
Deferred revenue	A	15,538	(9,434)	6,104
Accounts payable	A	25,314	(25,364)	(50)
Accrued liabilities and other payables	A	(19,551)	4,428	(15,123)
Lease liabilities	A	-	(1,488)	(1,488)
Net cash used in operating activities		(526,964)	49,037	(477,927)

Cash flows from investing activities
Investment in a subsidiary	A	-	(55,060)	(55,060)
Cash from acquisition of a subsidiary	A	5,203	(5,203)	-
Net cash used in investing activities		5,203	(60,263)	(55,060)

Cash flows from financing activities
Proceeds from related parties		3,478	-	3,478
Proceeds from loans		464,199	-	464,199
Proceeds from third party loan		152,588	-	152,588
Repayment of lease liability	A	(1,488)	1,488	-
Net cash provided by financing activities		618,777	1,488	620,265

Effect on exchange rate change on cash and cash equivalents		(8,843)	4,206	(4,637)

CASH AND CASH EQUIVALENTS - END OF PERIOD		592,352	(5,532)	586,820

(A) Adjusted due to incorrect recording of Ocean Way as a subsidiary.

(B) Adjusted due to incorrect use of stock prices in loan settlement contracts.

NOTE－3SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

●Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2021.

●Use of estimates

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of VIVC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. As of March 31, 2021 and December 31, 2020, the Company had $305,176 and $0 cash equivalents, respectively.

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

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the periods ended March 31, 2021 and December 31, 2020:

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

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

●Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

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

NOTE－4GOING CONCERN UNCERTAINTIES

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $586,820 cash and cash equivalents and working capital of $182,033 as of March 31, 2021 and net loss of $897,307 during the three months ended March 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through March 31, 2022 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5       LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $231,410(RMB1,500,000), which is equivalent to 60% of equity ownership. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to assign the majority of directors in the board and controls Ocean Way. As a result, Ocean Way is treated as an investment rather than subsidiary. As of March 31, 2021, a total of $55,060(RMB360,000) has been invested in Ocean Way. In the three months ended March 31, 2021, an investment loss of $11,755 has been recognized.

NOTE－6PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Service yacht	$376,922	$378,421
Motor vehicle	19,310	19,386
Office equipment	2,880	2,921
	399,112	400,728
Less: accumulated depreciation	(163,864)	(154,453)
Property, plant and equipment, net	$235,248	$246,275

Depreciation expense for the three months ended March 31, 2021 and 2020 were $10,136 and $9,294, respectively.

NOTE－7DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	March 31, 2021	December 31, 2020

Deposits	$-	$77,213
Prepayments (a)	283,796	-

	$283,796	$77,213

(a)The amount will be recognized as expenses in next twelve months.

NOTE－8ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

March 31, 2021	December 31, 2020

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued expenses	$34,210	$30,343
Other payable (a)	21,818	40,034

	$56,028	$70,377

(a)The amount will be settled in next twelve months.

NOTE－9LEASES

The Company purchased a service vehicle under a financing lease arrangement of a total amount of $18,146 (RMB117,043) starting from August 1, 2019, with the effective interest rate of 2.25% per annum, due through May 1, 2022, with principal and interest payable monthly.

Supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020

Right of use assets	$-	$-

Current portion	$6,117	$5,924
Non-current portion	2,540	4,261

Total	$8,657	$10,185

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2021:

For the twelve months ending March 31,	Operating Leases
2022	$7,004
2023	2,843
Total lease payments	$9,847

NOTE－10PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of draw down. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles. The loan was borrowed on July 1, 2020 and the initial installment repayment date begins Twelve (12) months from the date of the promissory Note and has been extended for 30 months. As a result, the Company has not made any repayment. Total promissory note recorded in balance were $87,500 at March 31, 2021 and December 31, 2020. The accrued interest expense are $830 and $0 for the three months ended March 31, 2021 and 2020, respectively.

NOTE－11SHAREHOLDERS’ (DEFICIT) EQUITY

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred stock and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company had a total of 832,000 shares of preferred stock issued and outstanding.

Common Stock

On March 05, 2021, the Company issued 468,888 shares of common stock to settle a debt in the amount of $464,199 (equivalent to RMB3,006,111), at an agreed conversion price of $0.99 per share.

The market price is a fair price to record the value of stocks in the transaction. Due to the significant difference between the market prices and conversion prices, a loss of $661,132 on the loan settlement has been recognized.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021 and December 31, 2020, the Company had a total of 24,939,054 and 24,470,166 shares of its common stock issued and outstanding, respectively.

NOTE－12NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020

Net loss for basic and diluted attributable to Vivic Corp.	$(897,307)	$(72,865)
Weighted average common stock outstanding - Basic and Diluted	24,605,623	32,363,200
Net loss per share of common stock – basic and diluted	$(0.06)	$(0.00)

NOTE－13RELATED PARTY TRANSACTIONS

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties was $526,943 and $523,465 as of March 31, 2021 and December 31, 2020, respectively.

The Company paid $9,000 consulting fee to Honetech Inc., its preferred stock controlling shareholder, during the three months ended March 31, 2021 and 2020. Each Preferred Share is entitled to fifty (50) votes.

The Company paid $46,003 and $0 consulting fee to Go Right Holdings Limited., who owns approximately 22% of the outstanding common stocks as of  March 31, 2021 during the three months ended March 31, 2021 and 2020, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－14COMMITMENTS AND CONTINGENCIES

As of March 31, 2021 and December 31, 2020, the Company has no material commitments and contingencies.

NOTE－15SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred March 31, 2021, up through May 14, 2021 the Company presented the unaudited condensed consolidated financial statements.

On April 23, 2021, the Company converted a debt in the amount of $462,888 (equivalent to RMB3,006,110.74) , which was owed to Shuji Kuang, into shares of common stock, at the conversion rate of $1 per share and accordingly issued 462,888 shares of common stock to Shuji Kuang.

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

We generated net revenue of $3,011 and $111,877 for the three months ended March 31, 2021 and 2020, respectively.  The decrease in net revenue was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts decreased.

The cost of revenue incurred were $0 and $5,158 for the three months ended March 31, 2021 and 2020, respectively.

The gross profits were $3,011 and $106,719 for the three months ended March 31, 2021 and 2020, respectively. The falling gross profit in 2021 was essentially caused by the COVID-19 pandemic, which unfavorably influenced our consulting service fee on sales and marketing of yachts.

The general and administrative expenses incurred were $226,440 and $176,347 for the three months ended March 31, 2021 and 2020, respectively. The increase in general and administrative expenses was primarily attributable to an increase in staff salary.

Other expense was $673,878 and $373 for the three months ended March 31, 2021 and 2020, respectively. Other income (expense) comprise of investment loss, loss on loan settlement, interest expense and interest income. Investment loss was $11,755 and $0 for the three months ended March 31, 2021 and 2020, respectively. The investment gain(loss) in the three months ended March 31, 2021 was primarily due to the investment gain (loss) in long-term investment. Loss on loan settlement was $661,132 and $0 for the three months ended March 31, 2021 and 2020, respectively.

The net loss was $897,307 and $79,330 for the three months ended March 31, 2021 and 2020, respectively. The increase of the net loss is primarily due to a loss on loan settlement..

LIQUIDITY AND GOING CONCERN

We had $586,820 cash and cash equivalents and working capital of $182,033 as of March 31, 2021 and net loss of $897,307 during the three months ended March 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Cash Flows from Operating Activities

The net cash used in operating activities were $477,927 and $225,617 for the three months ended March 31, 2021 and 2020, respectively.  For three months ended March 31, 2021, the most affected the net cash used in operating activities were the net loss $897,307, offset by the loss on loan settlement $661,132. For the three months ended March 31, 2020, the most affected the net cash used in operating activities were the deposits and prepayments $123,681 offset by the accounts payable of $8,711.

Cash Flows from Investing Activities

The net cash used in investing activities were $55,060 and $0 for the three months ended March 31, 2021 and 2020, respectively. The change is primarily due to the investment in a subsidiary for the three months ended March 31, 2021.

Cash Flows from Financing Activities

The net cash provided by (used in) financing activities were $620,265 for the three months ended March 31, 2021 and $(20,468) for the three months ended March 31, 2020. For the three months ended March 31, 2021, the cash generated from financing activities included proceeds from loans $464,199 and proceeds from third party loan $152,588. For the three months ended March 31, 2020, the cash used in financing activities were repayment of related party $20,468.

Going Concern

The unaudited condensed consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

For the three months ended March 31, 2021, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These consolidated financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 1A.Risk Factors

Except for the below risk factor, as of the date of this Report, there have been no material changes to the risk factors disclosed in the annual report on Form 10-K filed with the SEC on March 29, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

None in the quarter ended March 31, 2021

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

Dated: August 5, 2022

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Financial Officer