Form 10-Q/A
period 2021-03-31
VIVIC CORP.
filed 2022-08-11
CIK 1703073

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

See accompanying notes to unaudited condensed consolidated financial statements.

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

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the Three Months Ended March 31, 2021 and 2020

Equity attributable to VIVIC Corp. shareholders

	Preferred stock		Common stock		Additional	Accumulated other comprehensive	Accumulated	Noncontrolling	Total shareholders’ (deficit)
	Amount	Shares	Amount	Shares	paid-in capital	(loss) income	deficit	interests	equity
Balance as of December 31, 2019	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Foreign currency translation adjustment	-	-	-	-	-	4,689	-	-	4,689
Net loss	-	-	-	-	-	-	(72,865)	(6,465)	(79,330)

Balance as of March 31, 2020	832,000	$832	32,363,200	$32,363	$24,946	$3,370	$(417,653)	$109,640	$(246,502)

Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	468,888	469	1,124,862	-	-	-	1,125,331
Foreign currency translation adjustment	-	-	-	-	-	(5,488)	-	-	(5,488)
Net loss	-	-	-	-	-	-	(886,161)	(11,146)	(897,307)

Balance as of March 31, 2021	832,000	$832	24,939,054	$24,939	$2,466,017	$(7,728)	$(2,186,666)	$73,152	$370,546

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(897,307)	$(79,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	10,136	9,294
Interest expense	774	-
Investment gain (loss)	11,755	-
Loss on loan settlement	661,132	-
Change in operating assets and liabilities:
Accounts receivable	-	(4,000)
Deposits and prepayments	(206,583)	(123,621)
Other receivable	(47,277)	(11,802)
Deferred revenue	6,104	(10,504)
Accounts payable	(50)	8,711
Accrued liabilities and other payables	(15,123)	(13,428)
Income tax payable	-	298
Lease liabilities	(1,488)	(1,235)

Net cash used in operating activities	(477,927)	(225,617)

Cash flows from investing activities:
Investment in a subsidiary	(55,060)	-

Net cash used in investing activities	(55,060)	-

Cash flows from financing activities:
Proceeds from related parties	3,478	-
Repayment to related parties	-	(20,468)
Proceeds from loans	464,199	-
Proceeds from third party loan	152,588	-

Net cash provided by (used in) financing activities	620,265	(20,468)

Effect on exchange rate change on cash and cash equivalents	(4,637)	8,822

NET CHANGE IN CASH AND CASH EQUIVALENTS	82,641	(237,263)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	504,179	562,503

CASH AND CASH EQUIVALENTS - END OF PERIOD	$586,820	$325,240

Supplemental Cash Flows Information:
Cash paid for interest	$263	$390
Cash paid for income tax	$-	$9,031

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$1,125,331	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE－ 1 ORGANIZATION AND BUSINESS BACKGROUND

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

		As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet at March 31, 2021:
Cash and cash equivalents	A	$592,352	$(5,532)	$586,820
Accounts receivables	A	6,000	(6,000)	-
Deposits and prepayments	A	393,531	(109,735)	283,796
Other current assets		75,364	25,931	101,295
Total current assets		1,067,247	(95,336)	971,911

Long-term investment	A	-	43,305	43,305
Property, plant and equipment, net	A	235,560	(312)	235,248
TOTAL ASSETS		1,302,807	(52,343)	1,250,464

Accounts payable	A	$40,891	$(28,468)	$12,423
Accrued liabilities and other payables	A	764,986	(708,958)	56,028
Due to related parties		526,943	-	526,943
Loan from third party		152,588	-	152,588
Deferred revenue	A	15,538	(9,434)	6,104
Operating lease liabilities - current		6,117	-	6,117
Income tax payable		29,675	-	29,675
Total current liabilities		1,536,738	(746,860)	789,878
Operating lease liabilities – noncurrent		2,540	-	2,540
Promissory note		87,500	-	87,500
Total liabilities		1,626,778	(746,860)	879,918

Preferred stock		832	-	832
Common stock		24,939	-	24,939
Common stock to be issued	A	720,000	(720,000)	-
Additional paid-in capital	B	1,804,885	661,132	2,466,017
Accumulated other comprehensive income (loss)	A	14,930	(22,658)	(7,728)
Accumulated deficit	A,B	(2,666,434)	479,768	(2,186,666)
Total Vivic Corp. shareholders’ equity		(100,848)	398,242	297,394

Non-controlling interest	A	(223,123)	296,275	73,152

Total shareholders’ equity		(323,971)	694,517	370,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		1,302,807	(52,343)	1,250,464

Consolidated Statements of Operations for three months ended March 31, 2021:
REVENUE	A	$19,194	$(16,183)	$3,011
Cost of revenue	A	(8,012)	8,012	-
Gross Profit		11,182	(8,171)	3,011

General and administrative expenses	A	(279,856)	53,416	(226,440)
Total operating expenses		(279,856)	53,416	(226,440)

Impairment of goodwill	A	(1,126,324)	1,126,324	-
Investment loss	A	-	(11,755)	(11,755)
Interest income	A	51	(5)	46
Interest expense		(1,037)	-	(1,037)
Other income	A	40	(40)	-
Loss on loan settlement	B	-	(661,132)	(661,132)
Total other expenses		(1,127,270)	453,392	(673,878)

NET LOSS		(1,395,944)	498,637	(897,307)

Consolidated Statement of Cash Flows for three months ended March 31, 2021:
Net loss	A,B	$(1,395,944)	$498,637	$(897,307)
Investment gain(loss)	A	-	11,755	11,755
Depreciation of property, plant and equipment		10,136	-	10,136
Interest expense		774	-	774
Impairment of goodwill	A	1,126,324	(1,126,324)	-
Loss on loan settlement	B	-	661,132	661,132
Change in operating assets and liabilities:
Accounts receivable	A	(6,000)	6,000	-
Deposits and prepayments	A	(232,096)	25,513	(206,583)
Other receivable	A	(51,459)	4,182	(47,277)
Deferred revenue	A	15,538	(9,434)	6,104
Accounts payable	A	25,314	(25,364)	(50)
Accrued liabilities and other payables	A	(19,551)	4,428	(15,123)
Lease liabilities	A	-	(1,488)	(1,488)
Net cash used in operating activities		(526,964)	49,037	(477,927)

Cash flows from investing activities
Investment in a subsidiary	A	-	(55,060)	(55,060)
Cash from acquisition of a subsidiary	A	5,203	(5,203)	-
Net cash used in investing activities		5,203	(60,263)	(55,060)

Cash flows from financing activities
Proceeds from related parties		3,478	-	3,478
Proceeds from loans		464,199	-	464,199
Proceeds from third party loan		152,588	-	152,588
Repayment of lease liability	A	(1,488)	1,488	-
Net cash provided by financing activities		618,777	1,488	620,265

Effect on exchange rate change on cash and cash equivalents		(8,843)	4,206	(4,637)

CASH AND CASH EQUIVALENTS - END OF PERIOD		592,352	(5,532)	586,820

(A)	Adjusted due to incorrect recording of Ocean Way as a subsidiary.
(B)	Adjusted due to incorrect use of stock prices in loan settlement contracts.

NOTE－ 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE－ 4 GOING CONCERN UNCERTAINTIES

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

NOTE － 5 LONG-TERM INVESTMENT

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

NOTE － 6 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Service yacht	$376,922	$378,421
Motor vehicle	19,310	19,386
Office equipment	2,880	2,921
	399,112	400,728
Less: accumulated depreciation	(163,864)	(154,453)
Property, plant and equipment, net	$235,248	$246,275

Depreciation expense for the three months ended March 31, 2021 and 2020 were $10,136 and $9,294, respectively.

NOTE － 7 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	March 31, 2021	December 31, 2020

Deposits	$-	$77,213
Prepayments (a)	283,796	-

Deposits and Prepayment, net	$283,796	$77,213

(a)	The amount will be recognized as expenses in next twelve months.

NOTE － 8 ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	March 31, 2021	December 31, 2020

Accrued expenses	$34,210	$30,343
Other payable (a)	21,818	40,034

	$56,028	$70,377

(a)	The amount will be settled in next twelve months.

NOTE－ 9 LEASES

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

NOTE－ 10 PROMISSORY NOTE

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

NOTE－ 11 SHAREHOLDERS’ (DEFICIT) EQUITY

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

NOTE－ 12 NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Net loss for basic and diluted attributable to Vivic Corp.	$(886,161)	$(72,865)
Weighted average common stock outstanding - Basic and Diluted	24,605,623	32,363,200
Net loss per share of common stock – basic and diluted	$(0.06)	$(0.00)

NOTE － 13 RELATED PARTY TRANSACTIONS

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

NOTE － 14 COMMITMENTS AND CONTINGENCIES

As of March 31, 2021 and December 31, 2020, the Company has no material commitments and contingencies.

NOTE － 15 SUBSEQUENT EVENTS

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

Dated: August 11, 2022

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Financial Officer