Form 10-Q/A
period 2021-06-30
VIVIC CORP.
filed 2022-08-12
CIK 1703073

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

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,401,942 common stocks as of August 3, 2021.

EXPLANATORY NOTE

References throughout this Amendment No.1 to the Quarterly Report on From 10-Q to “we,” “us,” the Company” or “our company” are to VIVIC CORP., unless the context otherwise indicates.

This Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2021, amends the Form 10-Q that was originally filed with the U.S. Securities Exchange Commission on August 12, 2021 (the “Original Filing”).

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

Table of Contents

	PART I FINANCIAL INFORMATION
ITEM 1	Condensed Consolidated Balance Sheets as of June 30, 2021 (As Restated) (Unaudited) and December 31, 2020	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2021 (As Restated) and 2020	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended September 30, 2021 (As Restated) and 2020	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 (As Restated) and 2020	7
	Notes to Unaudited Condensed Consolidated Financial Statements (As Restated)	8
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4	Controls and Procedures	20
	PART II OTHER INFORMATION
ITEM 1	Legal Proceedings	20
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3	Defaults Upon Senior Securities	21
ITEM 4	Mine Safety Disclosures	21
ITEM 5	Other Information	21
ITEM 6	Exhibits	21
	Signatures	21

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,634	$504,179
Accounts receivable, net	15,182	-
Deposits and prepayments	251,947	77,213
Inventory	23,707	-
Other current assets	82,092	54,018

Total current assets	518,562	635,410

Non-current assets:
Long-term investment	88,278	-
Property, plant and equipment, net	289,795	246,275
Operating lease right-of-use assets	578,678	-
Other noncurrent assets	47,478	-

TOTAL ASSETS	$1,522,791	$881,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,411	$12,473
Accrued liabilities and other payables	105,650	70,377
Due to related parties	289,431	523,465
Deferred revenue	19,760	-
Operating lease liabilities-current	70,829	5,924
Income tax payable	4,675	29,675

Total current liabilities	532,756	641,914

Non-current liabilities:
Operating lease liabilities-noncurrent	472,283	4,261
Promissory note	87,500	87,500

Total liabilities	1,092,539	733,675

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,401,942 and 24,470,166 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	25,402	24,470
Additional paid-in capital	3,437,619	1,341,155
Accumulated other comprehensive income (loss)	649	(2,240)
Accumulated deficit	(3,049,983)	(1,300,505)

Total Vivic Corp. shareholders’ equity	414,519	63,712
Non-controlling interest	15,733	84,298

Total shareholders’ equity	430,252	148,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,522,791	$881,685

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

REVENUE	$65,963	$42,741	$68,974	$154,618

Cost of revenue	(239,587)	5,158	(239,587)	-

Gross profit	(173,624)	47,899	(170,613)	154,618

Operating expenses:
General and administrative expenses	$(215,647)	$(358,394)	$(442,087)	(534,741)

Total operating expenses	(215,647)	(358,394)	(442,087)	(534,741)

Loss from operations	(389,271)	(310,495)	(612,700)	(380,123)

Other income expenses:
Investment loss	(20,731)	-	(32,486)	-
Interest income	143	44	189	61
Interest expense	(6,306)	(350)	(7,343)	(740)
Other income	4,606	13,651	4,606	13,651
Loss on loan settlement	(509,177)	-	(1,170,309)	-
Exchange gain, net	-	366	-	366

Total other income expenses	(531,465)	13,711	(1,205,343)	13,338

Loss before income taxes	(920,736)	(296,784)	(1,818,043)	(366,785)

Income taxes	-	9,329	-	-

NET LOSS	(920,736)	(287,455)	(1,818,043)	(366,785)

Net loss attributable to non-controlling interest	(57,419)	(7,320)	(68,565)	(13,785)
Net loss attributable to Vivic Corp.	$(863,317)	$(280,135)	$(1,749,478)	$(353,000)

Other comprehensive loss:
Foreign currency translation loss	8,377	(7,746)	2,889	(3,057)

COMRPEHENSIVE LOSS	$(854,940)	$(287,881)	$(1,746,589)	$(356,057)

Net loss per share – Basic and Diluted	$(0.03)	$(0.01)	$(0.07)	$(0.01)

Weighted average common shares outstanding – Basic and Diluted	25,284,948	31,793,138	24,947,162	32,078,169

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2021 and 2020
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	(loss) income	deficit	interests	(deficit) equity
Balance as of December 31, 2019	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)

Foreign currency translation adjustment	-	-	-	-	-	4,689	-	-	4,689
Net loss	-	-	-	-	-	-	(72,865)	(6,465)	(79,330)

Balance as of March 31, 2020	832,000	$832	32,363,200	$32,363	$24,946	$3,370	$(417,653)	$109,640	$(246,502)

Cancellation of shares	-	-	(19,512,441)	(19,512)	19,512	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(7,746)	-	-	(7,746)
Net loss							(280,135)	(7,320)	(287,455)

Balance as of June 30, 2020	832,000	$832	12,850,759	$12,851	$44,458	$(4,376)	$(697,788)	$102,320	$(541,703)

Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	468,888	469	1,124,862	-		-	1,125,331
Foreign currency translation adjustment	-	-	-	-	-	(5,488)	-	-	(5,488)
Net loss	-	-	-	-	-	-	(886,161)	(11,146)	(897,307)

Balance as of March 31, 2021	832,000	$832	24,939,054	$24,939	$2,466,017	$(7,728)	$(2,186,666)	$73,152	$370,546

Shares issued for loan settlement	-	-	462,888	463	971,602	-		-	972,065
Foreign currency translation adjustment	-	-	-	-	-	8,377	-	-	8,377
Net loss	-	-	-	-	-	-	(863,317)	(57,419)	(920,736)

Balance as of June 30, 2021	832,000	$832	25,401,942	$25,402	$3,437,619	$649	$(3,049,983)	$15,733	$430,252

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,818,043)	$(366,785)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	22,090	18,489
Amortization of right-of-use assets	17,082	-
Interest expense	7,343	-
Investment loss	32,486	-
Loss on loan settlement	1,170,309	-
Change in operating assets and liabilities:
Accounts receivable	(15,182)	(34,000)
Deposits and prepayments	(174,734)	(64,749)
Other receivable	(28,074)	(10,613)
Inventory	(23,707)	-
Other non-current assets	(64,560)	-
Deferred revenue	19,760	(20,335)
Accounts payable	29,938	709
Accrued liabilities and other payables	54,028	(204,292)
Income tax	(25,000)	(9,031)
Lease liabilities	(71,849)	(2,511)

Net cash used in operating activities	(868,113)	(693,118)

Cash flows from investing activities:
Investment in a subsidiary	(120,764)	-
Purchase of property, plant and equipment	(62,895)	-

Net cash used in investing activities	(183,659)	-

Cash flows from financing activities:
Proceeds from related parties	-	348,287
Repayment to related parties	(234,034)	-
Proceeds from loans	927,087	-

Net cash provided by financing activities	693,053	348,287

Effect on exchange rate change on cash and cash equivalents	174	(2,340)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(358,545)	(347,171)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	504,179	562,503

CASH AND CASH EQUIVALENTS - END OF PERIOD	$145,634	$215,332

Supplemental Cash Flows Information:
Cash paid for interest	$490	$740
Cash paid for income tax	$-	$9,031

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$2,097,396	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE － 1 ORGANIZATION AND BUSINESS BACKGROUND

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

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd and its subsidiaries. During the six months ended June 30, 2021, the Company has invested a total amount of $120,764 (RMB 780,000), which is approximately equal to 43.8% ownership

On May 11, 2021, the Company’s subsidiary namely Guangzhou Khashing Yacht Company Limited ceased its operation and de-registered.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	75%

Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB795,000	100%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB1,030,000	70%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－ 2 RESTATEMENT EFFECTS ON ISSUED FINANCIAL STATEMENTS

The restatement primarily is caused by two issues. First, in the quarterly report filed in 2021, the Company inadvertently used incorrect stock prices in loan settlement contracts instead of fair market prices. The impact of the incorrect assumption was an understatement of loss on loan settlement and an understatement of Additional paid-in capital by approximately $1,170,309 during the three and six months ended June 30, 2021.

Second, In the quarterly reports filed in 2021, the Company entered in a share exchange agreement to invest in 60% share of Ocean Way, a local company by issuing its common stocks to the owner of the Company. However, both the Company and the owner agreed to terminate the share exchange transaction later on. Furthermore, although later the Company invested cash in Ocean Way instead, the owner still has the right to assign the majority of members in the Board of Ocean Way. The Company incorrectly recognized Common Shares and recorded Ocean Way as a subsidiary. The impact of the incorrect assumption was an understatement of a series of accounts including Common stock, Additional paid-in capital and Accumulated deficit during the three and six months ended June 30, 2021.

The following table illustrates the impact of the restated unaudited consolidated balance sheet, the unaudited statement of operations and unaudited statement of cash flows for the period ended June 30, 2021.

		As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet at June 30, 2021:
Cash and cash equivalents	A	$148,630	$(2,996)	$145,634
Accounts receivables	A	16,006	(824)	15,182
Deposits and prepayments	A	481,565	(229,618)	251,947
Inventory	A	-	23,707	23,707
Other current assets	A	86,701	(4,609)	82,092
Total current assets		732,902	(214,340)	518,562

Long-term investment	A	-	88,278	88,278
Property, plant and equipment, net	A	246,246	43,549	289,795
Operating lease right-of-use assets	A	-	578,678	578,678
Other noncurrent assets	A	-	47,478	47,478
TOTAL ASSETS		979,148	543,643	1,522,791

Accounts payable	A	$41,835	$(576)	$42,411
Accrued liabilities and other payables	A	817,162	(711,512)	105,650
Due to related parties	A	247,401	42,030	289,431
Deferred revenue		-	19,760	19,760
Income tax payable	A	29,675	(25,000)	4,675
Operating lease liabilities-current	A	6,267	64,562	70,829
Total current liabilities		1,142,340	(609,584)	532,756

Operating lease liabilities-noncurrent	A	969	471,314	472,283
Promissory note		87,500	-	87,500
TOTAL LIABILITIES		1,230,809	(138,270)	1,092,539

Preferred stock		832	-	832
Common stock		25,402	-	25,402
Common stock to be issued	A	720,000	(720,000)	-
Additional paid-in capital	B	2,267,310	1,170,309	3,437,619
Accumulated other comprehensive income (loss)	A	14,681	(14,032)	649
Accumulated deficit	A,B	(2,999,310)	(50,673)	(3,049,983)
Total Vivic Corp. shareholders’ equity		28,915	385,604	414,519

Non-controlling interest	A	(280,576)	296,309	15,733

Total shareholders’ equity		(251,661)	681,913	430,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		979,148	543,643	1,522,791

Consolidated Statements of Operations for three months ended June 30, 2021:
REVENUE	A	$99,821	$(33,858)	$65,963
Cost of revenue	A	(136,388)	(103,199)	(239,587)
Gross Profit		(36,567)	(137,057)	(173,624)

General and administrative expenses	A	(353,480)	137,833	(215,647)
Total operating expenses		(353,480)	137,833	(215,647)

Investment loss	A	-	(20,731)	(20,731)
Interest expense	A	(302)	(6,004)	(6,306)
Interest income	A	60	83	143
Other income	A	(40)	4,646	4,606
Loss on loan settlement	B	-	(509,177)	(509,177)
Total other expenses		(282)	(531,183)	(531,465)

NET LOSS		(390,329)	(530,407)	(920,736)

Consolidated Statements of Operations for the six months ended June 30, 2021:
REVENUE	A	119,015	(50,041)	68,974
Cost of revenue	A	(144,400)	(95,187)	(239,587)
Gross Profit		(25,385)	(145,228)	(170,613)

General and administrative expenses	A	(633,336)	191,249	(442,087)
Total operating expenses		(633,336)	191,249	(442,087)

Impairment of goodwill	A	(1,126,324)	1,126,324	-
Investment loss	A	-	(32,486)	(32,486)
Interest expense	A	(1,339)	(6,004)	(7,343)
Interest income	A	111	78	189
Other income	A	-	4,606	4,606
Loss on loan settlement	B	-	(1,170,309)	(1,170,309)
Total other expenses		(1,127,552)	(77,791)	(1,205,343)

NET LOSS		(1,786,273)	(31,770)	(1,818,043)

Consolidated Statement of Cash Flows for the six months ended June 30, 2021:
Net loss	A,B	$(1,786,273)	$(31,770)	$(1,818,043)
Depreciation of property, plant and equipment	A	20,915	1,175	22,090
Amortization of ROU assets	A	-	17,082	17,082
Interest expense	A	-	7,343	7,343
Investment loss	A	-	32,486	32,486
Impairment of goodwill	A	1,126,324	(1,126,324)	-
Loss on loan settlement	B	-	1,170,309	1,170,309

Change in operating assets and liabilities:
Accounts receivable	A	(16,006)	824	(15,182)
Deposits and prepayments	A	(320,130)	145,396	(174,734)
Inventory	A	-	(23,707)	(23,707)
Other receivable	A	(62,796)	34,722	(28,074)
Other noncurrent assets	A	-	(64,560)	(64,560)
Deferred revenue	A	-	19,760	19,760
Accounts payable	A	25,741	4,197	29,938
Accrued liabilities and other payables	A	33,916	20,112	54,028
Lease liabilities	A	-	(71,849)	(71,849)
Income tax payable	A	-	(25,000)	(25,000)
Net cash used in operating activities		(978,309)	110,196	(868,113)

Cash flows from investing activities:
Purchase of property, plant and equipment	A	(18,169)	(44,726)	(62,895)
Investment in a subsidiary	A	-	(120,764)	(120,764)
Cash from acquisition of a subsidiary	A	5,203	(5,203)	-
Net cash used in investing activities		(12,966)	(170,693)	(183,659)

Cash flows from financing activities:
Repayment to related parties	A	(276,064)	42,030	(234,034)
Proceeds from loans		927,087	-	927,087
Repayment of lease liability	A	(3,064)	3,064	-
Net cash provided by financing activities		647,959	45,094	693,053

Effect on exchange rate change on cash and cash equivalents		(12,233)	12,407	174

CASH AND CASH EQUIVALENTS - END OF PERIOD		148,630	(2,996)	145,634

(A)	Adjusted due to incorrect recording of Ocean Way as a subsidiary.
(B)	Adjusted due to incorrect use of stock prices in loan settlement contracts.

NOTE － 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

●Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

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

●Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the periods ended June 30, 2021 and December 31, 2020:

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

NOTE － 4 GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $145,634 cash and cash equivalents and working capital deficit of $14,194 as of June 30, 2021 and net loss of $1,818,043 during the six months ended June 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through June 30, 2022 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE － 5 LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $231,851(RMB1,500,000), which is equivalent to 60% of equity ownership. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to assign the majority of directors in the board and controls Ocean Way. As a result, Ocean Way is treated as an investment rather than subsidiary. As of June 30, 2021, a total of $120,764 (RMB780,000) has been invested in Ocean Way.  In the six months ended June 30, 2021, an investment loss of $32,486 has been recognized.

NOTE － 6 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Leasehold improvements	$38,730	$-
Service yacht	382,689	378,421
Motor vehicle	37,774	19,386
Office equipment	8,936	2,921
	468,129	400,728
Less: accumulated depreciation	(178,334)	(154,453)
Property, plant and equipment, net	$289,795	$246,275

Depreciation expense for the three months ended June 30, 2021 and 2020 were $11,954 and $9,195, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 were $22,090 and $18,489, respectively.

NOTE － 7 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	June 30, 2021	December 31, 2020

Deposits	$-	$77,213
Prepayments (a)	251,947	-

	$251,947	$77,213

(a)	The amount will be recognized as expenses in next twelve months.

NOTE － 8 ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	June 30, 2021	December 31, 2020

Accrued expenses	$47,904	$30,343
Other payable (a)	57,746	40,034

	$105,650	$70,377

(a)	The amount will be settled in next twelve months.

 NOTE － 9 LEASES

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

Supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020

Right of use assets	$578,678	$-

Current portion	$70,829	$5,924
Non-current portion	472,283	4,261

Total	$543,112	$10,185

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2021:

For the twelve months ending June 30,	Operating Leases
2022	$70,829
2023	103,283
2024	109,654
Thereafter	259,346
Total lease payments	$543,112

NOTE － 10 PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of draw down. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles. The loan was borrowed on July 1, 2020 and the initial installment repayment date begins Twelve (12) months from the date of the promissory Note and has been extended for 30 months. As a result, the Company has not made any repayment. Total promissory note recorded in balance were $87,500 at June 30, 2021 and December 31, 2020. The accrued interest expense is $830 for the three months ended June 30, 2021 and 2020, respectively. The accrued interest expense are $1,660 and $0 for the six months ended June 30, 2021 and 2020, respectively.

NOTE － 11 SHAREHOLDERS’ (DEFICIT) EQUITY

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred stock and 70,000,000 common stock with a par value of $0.001 per share.

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

The market price is a fair price to record the value of stocks in the transaction. Due to the significant difference between the market prices and conversion prices, a loss of $1,170,309 on the loan settlement has been recognized.

As of June 30, 2021 and December 31, 2020, the Company had a total of 25,401,942 and 24,470,166 shares of its common stock issued and outstanding, respectively.

NOTE － 12 NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Net loss for basic and diluted attributable to Vivic Corp.	$(863,317)	$(280,135)	$(1,749,478)	$(353,000)
Weighted average common stock outstanding - Basic and Diluted	25,284,948	31,793,138	24,947,162	32,078,169
Net loss per share of common stock – basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.01)

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties was $289,431 and $523,465 as of June 30, 2021 and December 31, 2020, respectively.

The Company paid $0 and $9,000 consulting fee to Honetech Inc., its preferred stock controlling shareholder during the three months ended June 30, 2021 and 2020, respectively. The Company paid $9,000 and $18,000 consulting fee to Honetech Inc., its preferred stock controlling shareholder during the six months ended June 30, 2021 and 2020, respectively. Each Preferred Share is entitled to fifty (50) votes.

The Company paid $0 and $200,000 consulting fee to Go Right Holdings Limited., who owns approximately 22% of the outstanding common stocks on June 30, 2021 during the three months ended June 30, 2021 and 2020, respectively. The Company paid $46,003 and $200,000 consulting fee to Go Right Holdings Limited., who owns approximately 22% of the outstanding common stocks on June 30, 2021 during the six months ended June 30, 2021 and 2020, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE － 14 COMMITMENTS AND CONTINGENCIES

As of June 30, 2021 and December 31, 2020, the Company has no material commitments and contingencies.

NOTE － 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred June 30, 2021, up through August 12, 2021 the Company presented the unaudited condensed consolidated financial statements.

On August 3, 2021, the Company converted a debt in the amount of $154,868 (equivalent to RMB1,000,548), which was owed to Lin YuanHe, into shares of common stock, at the conversion price of $1 per share and issued 154,868 shares of common stock to Lin YuanHe accordingly.

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

We generated net revenue of $65,956 and $42,741 for the three months ended June 30, 2021 and 2020, respectively. We generated net revenue of $68,974 and $154,618 for the six months ended June 30, 2021 and 2020, respectively. The decrease in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts decreased.

The cost of revenue incurred were $239,587 and $(5,158) for the three months ended June 30, 2021 and 2020, respectively. The cost of revenue incurred were $239,587 and $0 for the six months ended June 30, 2021 and 2020, respectively.

The gross profits were $(173,624) and $47,899 for the three months ended June 30, 2021 and 2020, respectively. The gross profits were $(170,613) and $154,618 for the six months ended June 30, 2021 and 2020, respectively. The falling gross profit in 2021 was essentially caused by the COVID-19 pandemic, which unfavorably influenced our consulting service fee on sales and marketing of yachts.

The general and administrative expenses incurred were $215,647 and $358,394 for the three months ended June 30, 2021 and 2020, respectively. The general and administrative expenses incurred were $442,087 and $534,741 for the six months ended June 30, 2021 and 2020, respectively. The decrease in general and administrative expenses was primarily attributable to reclassification to cost of revenue.

Other income (expenses) was $(1,205,343) and $13,338 for the six months ended June 30, 2021 and 2020, respectively. Other income (expense) comprises of investment gain (loss), loss on loan settlement, interest expense, interest income and others. Investment gain (loss) was $(32,486) and $0 for the six months ended June 30, 2021 and 2020, respectively. The investment gain (loss) in the six months ended June 30, 2021 and 2020 was primarily due to the investment gain (loss) in long-term investment. Loss on loan settlement was $509,177 and $0 for the three months ended June 30, 2021 and 2020, respectively. Loss on loan settlement was $1,170,309 and $0 for the six months ended June 30, 2021 and 2020, respectively.

The net losses were $920,736 and $287,455 for the three months ended June 30, 2021 and 2020, respectively. The net losses were $1,818,043 and $366,785 for the six months ended June 30, 2021 and 2020, respectively. The increase of the net loss was mainly due to a loss on loan settlement.

LIQUIDITY AND GOING CONCERN

We had $145,634 cash and cash equivalents and working capital deficit of $14,194 as of June 30, 2021 and net loss of $1,818,043 during the six months ended June 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Cash Flows from Operating Activities

The net cash used in operating activities were $868,113 and $693,118 for the six months ended June 30, 2021 and 2020, respectively. For six months ended June 30, 2021, the most affected the net cash used in operating activities were the net loss $1,818,0437, offset by the loss on loan settlement $1,170,309. For the six months ended June 30, 2020, the most affected the net cash used in operating activities were the net loss of $366,785 and accrued liabilities and other payables of $204,292.

Cash Flows from Investing Activities

The net cash used in investing activities were $183,659 and $0 for the six months ended June 30, 2021 and 2020, respectively. The change is primarily due to the investment in a subsidiary for the six months ended June 30, 2021.

Cash Flows from Financing Activities

The net cash provided by financing activities were $693,053 for the six months ended June 30, 2021 and $348,287 for the six months ended June 30, 2020. For the six months ended June 30, 2021, the cash generated from financing activities included proceeds from loans $927,087 and the cash used in financing activities were repayment to related parties $234,034. For the six months ended June 30, 2020, the cash generated from financing activities included proceeds from related parties $348,287.

Going Concern

The unaudited condensed consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

For the six months ended June 30, 2021, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These consolidated financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Dated: August 12, 2022

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Financial Officer