Form 10-Q/A
period 2021-09-30
VIVIC CORP.
filed 2022-08-15
CIK 1703073

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

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,556,810 common stocks as of November 15, 2021.

EXPLANATORY NOTE

References throughout this Amendment No.1 to the Quarterly Report on From 10-Q to “we,” “us,” the Company” or “our company” are to VIVIC CORP., unless the context otherwise indicates.

This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2021, amends the Form 10-Q that was originally filed with the U.S. Securities Exchange Commission on November 15, 2021 (the “Original Filing”).

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

Table of Contents

	PART I FINANCIAL INFORMATION
ITEM 1	Condensed Consolidated Balance Sheets as of September 30, 2021 (As Restated) (Unaudited) and December 31, 2020	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 (As Restated) and 2020	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 (As Restated) and 2020	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 (As Restated) and 2020	7
	Notes to unaudited Condensed Consolidated Financial Statements (As Restated)	8
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4	Controls and Procedures	22
	PART II OTHER INFORMATION
ITEM 1	Legal Proceedings	22
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3	Defaults Upon Senior Securities	23
ITEM 4	Mine Safety Disclosures	23
ITEM 5	Other Information	23
ITEM 6	Exhibits	23
	Signatures	23

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,015	$504,179
Accounts receivable, net	1,642	-
Deposits and prepayments	127,899	77,213
Inventory	160,159	-
Other current assets	76,325	54,018

Total current assets	415,040	635,410

Non-current assets:
Long-term investment	66,022	-
Property, plant and equipment, net	295,746	246,275
Construction in process	180,993	-
Operating lease right-of-use assets	552,519	-
Other noncurrent assets	42,540	-

TOTAL ASSETS	$1,552,860	$881,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,481	$12,473
Accrued liabilities and other payables	115,524	70,377
Due to related parties	289,782	523,465
Deferred revenue	71,285	-
Operating lease liabilities-current	105,180	5,924
Income tax payable	4,675	29,675

Total current liabilities	657,927	641,914

Non-current liabilities:
Operating lease liabilities-noncurrent	444,550	4,261
Promissory note	87,500	87,500

Total Liabilities	1,189,977	733,675

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,556,810 and 24,470,166 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	25,557	24,470
Additional paid-in capital	3,821,710	1,341,155
Accumulated other comprehensive income (loss)	600	(2,240)
Accumulated deficit	(3,410,365)	(1,300,505)

Total Vivic Corp. shareholders’ equity	438,334	63,712
Non-controlling interest	(75,451)	84,298

Total shareholders’ equity	362,883	148,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,552,860	$881,685

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

REVENUE	$109,957	$43,233	$178,931	$197,851

Cost of revenue	(42,850)	(3,870)	(282,437)	(3,870)

Gross profit	67,107	39,363	(103,506)	193,981

Operating expenses:
General and administrative expenses	$(321,310)	$(341,450)	$(763,397)	(875,825)

Total operating expenses	(321,310)	(341,450)	(763,397)	(875,825)

Loss from operations	(254,203)	(302,087)	(866,903)	(681,844)

Other expenses:
Impairment of goodwill	(89,559)	-	(89,559)	-
Investment loss	(22,190)	-	(54,676)	-
Interest income	56	13	245	74
Interest expense	(8,714)	(323)	(16,057)	(1,063)
Loss on loan settlement	(170,355)	-	(1,340,664)	-
Other income	170,658	75	175,264	13,726

Total other expenses	(120,104)	(235)	(1,325,447)	12,737

Loss before income taxes	(374,307)	(302,322)	(2,192,350)	(669,107)

Income taxes	459	-	459	-

NET LOSS	(374,766)	(302,322)	(2,192,809)	(669,107)

Net loss attributable to non-controlling interest	(14,384)	(9,374)	(82,949)	(23,159)
Net loss attributable to Vivic Corp.	$(360,382)	$(292,948)	$(2,109,860)	$(645,948)

Other comprehensive loss:
Foreign currency translation loss	(49)	(11,126)	2,840	(14,183)

COMRPEHENSIVE LOSS	$(360,431)	$(304,074)	$(2,107,020)	$(660,131)

Net loss per share – Basic and Diluted	$(0.01)	$(0.06)	$(0.09)	$(0.03)

Weighted average common shares outstanding – Basic and Diluted	25,496,209	5,227,222	25,132,189	21,870,914

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three and Nine Months Ended September 30, 2021 and 2020
	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	(loss) income	deficit	interests	(deficit) equity
Balance as of December 31, 2019	832,000	$832	32,363,200	$32,363	$24,946	$(1,319)	$(344,788)	$116,105	$(171,861)
Foreign currency translation adjustment	-	-	-	-	-	4,689	-	-	4,689
Net loss	-	-	-	-	-	-	(72,865)	(6,465)	(79,330)

Balance as of March 31, 2020	832,000	$832	32,363,200	$32,363	$24,946	$3,370	$(417,653)	$109,640	$(246,502)

Cancellation of shares	-	-	(19,512,441)	(19,512)	19,512	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(7,746)	-	-	(7,746)
Net loss							(280,135)	(7,320)	(287,455)

Balance as of June 30, 2020	832,000	$832	12,850,759	$12,851	$44,458	$(4,376)	$(697,788)	$102,320	$(541,703)

Cancellation of shares	-	-	(1,463,755)	(1,464)	1,464	-	-	-	-
Proceeds from issuance of common stock	-	-	13,083,162	13,083	1,295,233	-	-	-	1,308,316
Foreign currency translation adjustment	-	-	-	-	-	(11,126)	-	-	(11,126)
Net loss							(298,948)	(9,374)	(302,322)

Balance as of September 30, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(15,502)	$(990,736)	$92,946	$453,165

Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	468,888	469	1,124,862	-		-	1,125,331
Foreign currency translation adjustment	-	-	-	-	-	(5,488)	-	-	(5,488)
Net loss	-	-	-	-	-	-	(886,161)	(11,146)	(897,307)

Balance as of March 31, 2021	832,000	$832	24,939,054	$24,939	$2,466,017	$(7,728)	$(2,186,666)	$73,152	$370,546

Shares issued for loan settlement	-	-	462,888	463	971,602	-		-	972,065
Foreign currency translation adjustment	-	-	-	-	-	8,377	-	-	8,377
Net loss	-	-	-	-	-	-	(863,317)	(57,419)	(920,736)

Balance as of June 30, 2021	832,000	$832	25,401,942	$25,402	$3,437,619	$649	$(3,049,983)	$15,733	$430,252

Shares issued for loan settlement	-	-	154,868	155	325,068	-	-	-	325,223

Shares issued for acquiring ownership of subsidiary	-	-	-	-	59,023	-	-	(76,800)	(17,777)
Foreign currency translation adjustment	-	-	-	-	-	(49)	-	-	(49)
Net loss	-	-	-	-	-	-	(360,382)	(14,384)	(374,766)

Balance as of September 30, 2021	832,000	$832	25,556,810	$25,557	$3,821,710	$600	$(3,410,365)	$(75,451)	$362,883

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,192,809)	$(669,107)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	34,917	27,985
Amortization of right-of-use assets	43,030	-
Interest expense	16,057	-
Investment gain(loss)	54,676	-
Impairment of goodwill	89,559	-
Loss on loan settlement	1,340,664	-
Change in operating assets and liabilities:
Accounts receivable	(1,642)	(64,000)
Deposits and prepayments	(50,686)	(172,160)
Other receivable	(22,307)	(101,327)
Inventory	(160,159)	-
Other non-current assets	(85,570)	-
Deferred revenue	71,285	(29,979)
Accounts payable	59,008	2,460
Accrued liabilities and other payables	89,540	(199,324)
Income tax payable	(25,000)	(31,031)
Lease liabilities	(73,424)	(6,749)

Net cash used in operating activities	(812,861)	(1,243,232)

Cash flows from investing activities:
Investment in a subsidiary	(120,698)	-
Purchase of property, plant and equipment	(262,749)	-

Net cash used in investing activities	(383,447)	-

Cash flows from financing activities:
Repayment to related parties	(341,019)	(419,244)
Proceeds from issuance of common and preferred stocks	-	1,308,316
Proceeds from promissory note	-	87,500
Proceeds from loans	1,081,955	-

Net cash provided by financing activities	740,936	976,572

Effect on exchange rate change on cash and cash equivalents	208	(19,542)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(455,164)	(286,202)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	504,179	562,503

CASH AND CASH EQUIVALENTS - END OF PERIOD	$49,015	$276,301

Supplemental Cash Flows Information:
Cash paid for interest	$673	$1,063
Cash paid for income tax	$459	$31,031

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$2,422,619	$-

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

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd and its subsidiaries. During the nine months ended September 30, 2021, the Company has invested a total amount of $120,698 (RMB 780,000), which is approximately equal to 43.8% ownership.

On May 11, 2021, the Company’s subsidiary namely Guangzhou Khashing Yacht Company Limited ceased its operation and de-registered.

On September 23, 2021, the Company acquired the additional 25% of Vivic Corporation (Hong Kong) Co., Limited.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Khashing Yachts Industry (Guangdong) Limited (formerly Guangzhou Monte Fino Yacht Company Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB845,000	100%

Zhejiang Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB1,030,000	70%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE － 2 RESTATEMENT EFFECTS ON ISSUED FINANCIAL STATEMENTS

The restatement primarily is caused by two issues. First, in the three quarterly reports filed in 2021, the Company inadvertently used incorrect stock prices in loan settlement contracts instead of fair market prices. The impact of the incorrect assumption was an understatement of Loss on loan settlement and an understatement of Additional paid-in capital by approximately $1,340,664 during the three and nine months ended September 30, 2021.

Second, In the three quarterly reports filed in 2021, the Company entered in an share exchange agreement to invest in 60% share of Ocean Way, a local company by issuing its common stocks to the owner of the Company. However, both the Company and the owner agreed to terminate the share exchange transaction later on. Furthermore, although later the Company invested cash in Ocean Way instead, the owner still has the right to assign the majority of members in the Board of Ocean Way. The Company incorrectly recognized Common Shares and recorded Ocean Way as a subsidiary. The impact of the incorrect assumption was an understatement of a series of accounts including Common stock, Additional paid-in capital and Accumulated deficit during the three and nine months ended September 30, 2021.

The following table illustrates the impact of the restated unaudited consolidated balance sheet, the unaudited statement of operations and unaudited statement of cash flows for the nine months ended September 30, 2021.

		As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet at September 30, 2021:
Cash and cash equivalents	A	$61,370	$(12,355)	$49,015
Accounts receivables	A	1,738	(96)	1,642
Deposits and prepayments	A	330,767	(202,868)	127,899
Inventory	A	-	160,159	160,159
Other current assets	A	63,802	12,523	76,325
Total current assets		457,677	(42,637)	415,040

Long-term investment	A	-	66,022	66,022
Property, plant and equipment, net	A	380,426	(84,680)	295,746
Construction in process		-	180,993	180,993
Operating lease right-of-use assets	A	-	552,519	552,519
Other noncurrent assets	A	-	42,540	42,540
TOTAL ASSETS		838,103	671,175	1,552,860

Accounts payable	A	$82,237	$(10,756)	$71,481
Accrued liabilities and other payables	A	836,307	(720,783)	115,524
Deferred revenue	A	-	71,285	71,285
Due to related parties	A	353,635	(63,853)	289,782
Operating lease liabilities-current	A	5,639	99,541	105,180
Income tax payable		4,675	-	4,675
Total current liabilities		1,282,493	(624,566)	657,927

Operating lease liabilities-noncurrent	A	-	444,550	444,550

Total liabilities		1,369,993	(180,016)	1,189,977

Preferred stock		832	-	832
Common stock		25,557	-	25,557
Common stock to be issued	A	720,000	(720,000)	-
Additional paid-in capital	B	2,481,046	1,340,664	3,821,710
Accumulated other comprehensive income (loss)	A	14,716	(14,116)	600
Accumulated deficit	A,B	(3,382,040)	(28,325)	(3,410,365)
Total Vivic Corp. shareholders’ equity		(139,889)	578,223	438,334

Non-controlling interest	A	(392,001)	316,550	(75,451)

Total shareholders’ equity		(531,890)	894,773	362,883

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		838,103	671,175	1,552,860

Consolidated Statements of Operations for three months ended September 30, 2021:
REVENUE	A	$162,725	$(52,768)	$109,957
Cost of revenue	A	(46,050)	3,200	(42,850)
Gross Profit		116,675	(49,568)	67,107

General and administrative expenses	A	(445,080)	123,770	(321,310)
Total operating expenses		(445,080)	123,770	(321,310)

Impairment of goodwill		(89,610)	(51)	(89,559)
Investment loss	A	-	(22,190)	(22,190)
Interest expense	A	(1,593)	(7,121)	(8,714)
Interest income	A	1,477	(1,421)	56
Other income	A	1,235	169,423	170,658
Loss on loan settlement	B	-	(170,355)	(170,355)
Total other expenses		(88,491)	(31,613)	(120,104)

Income taxes		(459)	-	(459)
NET LOSS		(417,355)	42,589	(374,766)

Consolidated Statements of Operations for the nine months ended September 30, 2021:
REVENUE	A	281,740	(102,809)	178,931
Cost of revenue	A	(190,450)	(91,987)	(282,437)
Gross Profit		91,290	(194,796)	(103,506)

General and administrative expenses	A	(1,078,416)	315,019	(763,397)
Total operating expenses		(1,078,416)	315,019	(763,397)

Impairment of goodwill	A	(1,215,934)	1,126,375	(89,559)
Investment loss	A		(54,676)	(54,676)
Interest expense	A	(1,482)	(14,575)	(16,057)
Interest income	A	138	107	245
Other income	A	1,235	174,029	175,264
Loss on loan settlement	B	-	(1,340,664)	(1,340,664)
Total other expenses		(1,216,043)	(109,404)	(1,325,447)

Income taxes		(459)	-	(459)
NET LOSS		(2,203,628)	10,819	(2,192,809)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2021:
Net loss	A,B	$(2,203,628)	$10,819	$(2,192,809)
Depreciation of property, plant and equipment	A	31,979	2,938	34,917
Amortization of ROU assets	A	-	43,030	43,030
Interest expense	A	-	16,057	16,057
Investment loss	A	-	54,676	54,676
Impairment of goodwill	A	1,215,934	(1,126,375)	89,559
Loss on loan settlement	B	-	1,340,664	1,340,664
Change in operating assets and liabilities
Accounts receivable	A	(1,738)	96	(1,642)
Deposits and prepayments	A	(169,332)	118,646	(50,686)
Inventory	A	-	(160,159)	(160,159)
Other receivable	A	(39,897)	17,590	(22,307)
Other noncurrent assets	A	-	(85,570)	(85,570)
Deferred revenue	A	-	71,285	71,285
Accounts payable	A	66,660	(7,652)	59,008
Accrued liabilities and other payables	A	52,544	36,996	89,540
Lease liabilities	A	-	(73,424)	(73,424)
Income tax payable		(25,000)	-	(25,000)
Net cash used in operating activities		(1,072,478)	259,617	(812,861)

Cash flows from investing activities
Purchase of property, plant and equipment	A	(163,129)	(99,620)	(262,749)
Investment in a subsidiary	A	-	(120,698)	(120,698)
Cash from acquisition of a subsidiary	A	9,168	(9,168)	-
Net cash used in investing activities		(153,961)	(229,486)	(383,447)

Cash flows from financing activities
Repayment to related parties	A	(281,131)	(59,888)	(341,019)
Repayment of lease liability	A	(4,658)	4,658	-
Proceeds from loan		1,081,955	-	1,081,955
Net cash provided by financing activities		796,166	(55,230)	740,936

Effect on exchange rate change on cash and cash equivalents		(12,536)	12,744	208

CASH AND CASH EQUIVALENTS - END OF PERIOD		61,370	(12,355)	49,015

(A)	Adjusted due to incorrect recording of Ocean Way as a subsidiary.
(B)	Adjusted due to incorrect use of stock prices in loan settlement contracts.

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

●Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the periods ended September 30, 2021 and December 31, 2020:

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

The Company had $49,015 cash and cash equivalents and working capital deficit of $242,887 as of September 30, 2021 and net loss of $2,192,809 during the nine months ended September 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

NOTE － 5 BUSINESS COMBINATION

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

The goodwill was fully impaired during the nine months ended September 30, 2021, based on the management’s estimate.

NOTE－ 6 LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $231,861 (RMB1,500,000), which is equivalent to 60% of equity ownership. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to assign the majority of directors in the board and controls Ocean Way. As a result, Ocean Way is treated as an investment rather than subsidiary. As of September 30, 2021, a total of $120,698 (RMB780,000) has been invested in Ocean Way. In the nine months ended September 30, 2021, an investment loss of $54,676 has been recognized.

NOTE － 7 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$38,720	$-
Service yacht	382,580	378,421
Motor vehicle	56,642	19,386
Office equipment	8,941	2,921
	486,883	400,728
Less: accumulated depreciation	(191,137)	(154,453)
Property，plant and equipment, net	$295,746	$246,275

Depreciation expense for the three months ended September 30, 2021 and 2020 were $20,940 and $9,496, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $43,030 and $27,985, respectively.

NOTE － 8 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	September 30, 2021	December 31, 2020

Deposits	$-	$77,213
Prepayments (a)	127,899	-

	$127,899	$77,213

(a)	The amount will be recognized as expenses in next twelve months.

NOTE － 9 ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	September 30, 2021	December 31, 2020

Accrued expenses	$56,963	$30,343
Other payable (a)	58,561	40,034

	$115,524	$70,377

(a)	The amount will be settled in next twelve months.

NOTE － 10 LEASES

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

Supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020

Right of use assets	$552,519	$-

Current portion	$105,180	$5,924
Non-current portion	444,550	4,261

Total	$549,730	$10,185

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2021:

For the twelve months ending September 30,	Operating Leases
2022	$105,180
2023	98,528
2024	104,605
Thereafter	241,417
Total lease payments	$549,730

NOTE － 11 PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of draw down. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles. The loan was borrowed on July 1, 2020 and the initial installment repayment date begins Twelve (12) months from the date of the promissory Note and has been extended for 30 months. As a result, the Company has not made any repayment. Total promissory note recorded in balance were $87,500 at September 30, 2021 and December 31, 2020. The accrued interest expense is $2,490 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE － 12 SHAREHOLDERS’ (DEFICIT) EQUITY

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

NOTE － 13 NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Net loss for basic and diluted attributable to Vivic Corp.	$(360,382)	$(292,948)	$(2,109,860)	$(645,948)
Weighted average common stock outstanding - Basic and Diluted	25,496,209	5,227,222	25,132,189	21,870,914
Net loss per share of common stock – basic and diluted	$(0.01)	$(0.06)	$(0.09)	$(0.03)

NOTE － 14 RELATED PARTY TRANSACTIONS

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties was $289,782 and $523,465 as of September 30, 2021 and December 31, 2020, respectively.

The Company paid $0 and $69,000 consulting fee to Honetech Inc., its preferred stock controlling shareholder, during the three months ended September 30, 2021 and 2020, respectively. The Company paid $9,000 and $87,000 consulting fee to Honetech Inc., its preferred stock controlling shareholder during the nine months ended September 30, 2021 and 2020, respectively. Each Preferred Share is entitled to fifty (50) votes.

The Company paid $0 and $110,501 consulting fee to Go Right Holdings Limited., who owns approximately 22% of the outstanding common stocks on September 30, 2021, during the three months ended September 30, 2021 and 2020, respectively. The Company paid $46,003 and $310,501 consulting fee to Go Right Holdings Limited., who owns approximately 22% of the outstanding common stocks on September 30, 2021, during the nine months ended September 30, 2021 and 2020, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE － 15 COMMITMENTS AND CONTINGENCIES

As of September 30, 2021 and December 31, 2020, the Company has no material commitments and contingencies.

NOTE － 16 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred September 30, 2021, up through November 12, 2021 the Company presented the unaudited condensed consolidated financial statements.

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

We generated net revenue of $109,957 and $43,233 for the three months ended September 30, 2021 and 2020, respectively. We generated net revenue of $178,931 and $197,851 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts decreased.

The cost of revenue incurred were $42,850 and $3,870 for the three months ended September 30, 2021 and 2020, respectively. The cost of revenue incurred were $282,437 and $3,870 for the nine months ended September 30, 2021 and 2020, respectively.

The gross profits were $67,107 and $39,363 for the three months ended September 30, 2021 and 2020, respectively. The gross profits were $(103,506) and $193,981 for the nine months ended September 30, 2021 and 2020, respectively. The falling gross profit in 2021 was essentially caused by the COVID-19 pandemic, which unfavorably influenced our consulting service fee on sales and marketing of yachts.

The general and administrative expenses incurred were $321,310 and $341,450 for the three months ended September 30, 2021 and 2020, respectively. The general and administrative expenses incurred were $763,397 and $875,825 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in general and administrative expenses was primarily attributable to reclassification to cost of revenue.

Other income (expense) was $(1,325,447) and $12,737 for the nine months ended September 30, 2021 and 2020, respectively. Other income (expense) comprises of investment loss, loss on loan settlement, interest expense and interest income. Investment gain(loss) was $(54,676) and $0 for the nine months ended September 30, 2021 and 2020, respectively. The investment gain (loss) in the nine months ended September 30, 2021 was primarily due to the investment gain (loss) in long-term investment. Loss on loan settlement was $170,355 and $0 for the three months ended September 30, 2021 and 2020, respectively. Loss on loan settlement was $1,340,664 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

The net loss was $374,766 and $302,322 for the three months ended September 30, 2021 and 2020, respectively. The net losses were $2,192,809 and $669,107 for the nine months ended September 30, 2021 and 2020, respectively. The increase of the net loss is primarily due to a loss on loan settlement.

LIQUIDITY AND GOING CONCERN

We had $49,015 cash and cash equivalents and working capital deficit of $242,887 as of September 30, 2021 and net loss of $2,192,809 during the nine months ended September 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Cash Flows from Operating Activities

The net cash used in operating activities were $812,861 and $1,243,232 for the nine months ended September 30, 2021 and 2020, respectively. For nine months ended September 30, 2021, the most affected the net cash used in operating activities were the net loss $2,192,809, offset by the loss on loan settlement $1,340,664. For nine months ended September 30, 2020, the most affected the net cash used in operating activities were the net loss of $669,107, decrease in accrued liabilities and other payables of $199,324, decrease in deposits and prepayments of $172,160 and decrease in other assets of $101,327.

Cash Flows from Investing Activities

The net cash used in investing activities were $383,447 and $0 for the nine months ended September 30, 2021 and 2020, respectively. The change is primarily due to the investment in a subsidiary and purchase of property, plant and equipment for the nine months ended September 30, 2021.

Cash Flows from Financing Activities

The net cash provided by financing activities were $740,936 for the nine months ended September 30, 2021 and $976,572 for the nine months ended September 30, 2020.For the nine months ended September 30, 2021, the cash used in financing activities were repayment of related party $341,019 and the cash generated from financing activities included proceeds from loans $1,081,955. For the nine months ended September 30, 2020, the cash generated from financing activities included proceeds from issuance of common stocks $1,308,316 and the cash used in financing activities were repayment of related party $419,244.

Going Concern

The unaudited condensed consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

For the nine months ended September 30, 2021, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These consolidated financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

None in the quarter ended September 30, 2021

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended September 30, 2021.

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

Dated: August 15, 2022

VIVIC CORP.

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Shang-Chiai Kung

___________________

By: Shang-Chiai Kung

Chief Financial Officer