Form 10-Q
period 2022-06-30
VIVIC CORP.
filed 2022-08-15
CIK 1703073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file # 333-219148

VIVIC CORP.

 (Exact name of registrant as specified in its charter)

Nevada	7999	98-1353606
State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

187 E Warm Springs Rd., PMB#B450

Las Vegas, NV 89119

Tel: 702-899-0818

(Address and telephone number of registrant’s executive office)

702-899-0818

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VIVC	OTCQB

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Non-accelerated Filer ☒	Accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 common stocks as of August 15, 2022.

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	5

Unaudited Condensed Consolidated Statements of Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022 and 2021	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,274	$80,306
Accounts receivable, net	881	928
Deposits and prepayments	247,140	105,011
Inventory	1,293,932	163,975
Other current assets	81,126	189,468

Total current assets	1,714,353	539,688

Non-current assets:
Long-term investment	-	61,191
Property, plant and equipment, net	80,606	92,357
Intangible assets, net	7,307	-
Construction in process	221,966	185,667
Operating lease right-of-use assets	421,903	534,231
Other noncurrent assets	32,499	38,950

TOTAL ASSETS	$2,478,634	$1,452,084

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$644,203	$19,265
Accrued liabilities and other payables	477,690	203,847
Due to related parties	202,692	469,748
Deferred revenue	1,223,475	204,442
Operating lease liabilities-current	124,374	141,725
Income tax payable	-	-

Total current liabilities	2,672,434	1,039,027

Non-current liabilities:
Operating lease liabilities-noncurrent	276,169	422,948
Promissory note	87,500	87,500

Total Liabilities	3,036,103	1,549,475

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 and 25,556,810 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	25,547	25,557
Additional paid-in capital	3,873,719	3,821,709
Accumulated other comprehensive income	6,414	10,347
Accumulated deficit	(4,339,037)	(3,865,450)

Total Vivic Corp. shareholders’ deficit	(432,525)	(7,005)
Non-controlling interest	(124,944)	(90,386)

Total shareholders deficit	(557,469)	(97,391)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,478,634	$1,452,084

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

REVENUE	$10,810	$65,963	$11,868	$68,974

Cost of revenue	(8,940)	(239,587)	(9,890)	(239,587)

Gross profit	1,870	(173,624)	1,978	(170,613)

Operating expenses:
General and administrative expenses	$(331,816)	$(215,647)	$(564,371)	(442,087)

Total operating expenses	(331,816)	(215,647)	(564,371)	(442,087)

Loss from operations	(329,946)	(389,271)	(562,393)	(612,700)

Other income (expense):
Investment gain (loss)	(1,242)	(20,731)	60,336	(32,486)
Interest income	219	143	351	189
Interest expense	7,072	(6,306)	(6,630)	(7,343)
Other income	2,165	4,606	2,200	4,606
Loss on loan settlement	-	(509,177)	(2,000)	(1,170,309)
Exchange gain, net	-	-	-	-

Total other income (expense)	8,214	(531,465)	54,257	(1,205,343)

Loss before income taxes	(321,732)	(920,736)	(508,136)	(1,818,043)

Income taxes	-	-	9	-

NET LOSS	(321,732)	(920,736)	(508,145)	(1,818,043)

Net loss attributable to non-controlling interest	(23,309)	(57,419)	(34,558)	(68,565)
Net loss attributable to Vivic Corp.	$(298,423)	$(863,317)	$(473,587)	$(1,749,478)

Other comprehensive loss:
Foreign currency translation loss	(8,118)	8,377	(3,933)	2,889

COMRPEHENSIVE LOSS	$(306,541)	$(854,940)	$(477,520)	$(1,746,589)

Net loss per share – Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Weighted average common shares outstanding – Basic and Diluted	25,546,810	25,284,948	25,552,004	24,947,162

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2022 and 2021
	Equity attributable to VIVIC Corp. shareholders
						Accumulated			Total
	Preferred stock		Common stock		Additional	other			shareholders’
					paid-in	comprehensive (loss)	Accumulated	Noncontrolling	(deficit)
	Shares	Amount	Shares	Amount	capital	income	deficit	interests	equity
Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	468,888	469	1,124,862	-	-	-	1,125,331
Foreign currency translation adjustment	-	-	-	-	-	(5,488)	-	-	(5,488)
Net loss	-	-	-	-	-	-	(886,161)	(11,146)	(897,307)

Balance as of March 31, 2021	832,000	$832	24,939,054	$24,939	$2,466,017	$(7,728)	$(2,186,666)	$73,152	$370,546

Shares issued for loan settlement	-	-	462,888	463	971,602	-	-	-	972,065
Foreign currency translation adjustment	-	-	-	-	-	8,377	-	-	8,377
Net loss	-	-	-	-	-	-	(863,317)	(57,419)	(920,736)

Balance as of June 30, 2021	832,000	$832	25,401,942	$25,402	$3,437,619	$649	$(3,049,983)	$15,733	$430,252

Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

Cancellation of shares	-	-	(60,000)	(60)	60	-	-	-	-
Shares issued for loan settlement	-	-	50,000	50	51,950	-	-	-	52,000
Foreign currency translation adjustment	-	-	-	-	-	4,185	-	-	4,185
Net loss	-	-	-	-	-	-	(175,164)	(11,249)	(186,413)

Balance as of March 31, 2022	832,000	$832	25,546,810	$25,547	$3,873,719	$14,532	$(4,040,614)	$(101,635)	$(227,619)

Foreign currency translation adjustment	-	-	-	-	-	(8,118)	-	-	(8,118)
Net loss	-	-	-	-	-	-	(298,423)	(23,309)	(321,732)

Balance as of June 30, 2022	832,000	$832	25,546,810	$25,547	$3,873,719	$6,414	$(4,339,037)	$(124,944)	$(557,469)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(508,145)	$(1,818,043)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,743	22,090
Amortization of right-of-use assets	89,649	17,082
Bad debt direct write-off and provision	11,685	-
Interest expense	6,630	7,343
Investment loss	(60,336)	32,486
Loss on loan settlement	2,000	1,170,309
Change in operating assets and liabilities:
Accounts receivable	47	(15,182)
Deposits and prepayments	(153,814)	(174,734)
Other receivable	108,342	(28,074)
Inventory	(1,129,957)	(23,707)
Other non-current assets	6,451	(64,560)
Deferred revenue	1,019,033	19,760
Accounts payable	624,938	29,938
Accrued liabilities and other payables	263,726	54,028
Income tax payable	-	(25,000)
Lease liabilities	(137,964)	(71,849)

Net cash provided by operating activities	150,028	(868,113)

Cash flows from investing activities:
Investment in a subsidiary	(55,567)	(120,764)
Disposal of subsidiary	166,700	-
Purchase of Intangible assets	(7,734)	-
Purchase of long term assets	(45,977)	(62,895)

Net cash provided by investing activities	57,422	(183,659)

Cash flows from financing activities:
Proceeds from related parties	-	-
Repayment to related parties	(267,056)	(234,034)
Proceeds from loans	50,000	927,087
Proceeds from third party loan	-	-

Net cash used in by financing activities	(217,056)	693,053

Effect on exchange rate change on cash and cash equivalents	20,574	174

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,968	(358,545)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	80,306	504,179

CASH AND CASH EQUIVALENTS - END OF PERIOD	$91,274	$145,634

Supplemental Cash Flows Information:
Cash paid for interest	$67	$490
Cash paid for income tax	$9	$-

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$52,000	$2,097,396

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE － 1	ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company” or “VIVC”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017. Starting December 27, 2018, associated with the change of management, we expanded our business operations to include new types of marine tourism. In addition, the Company started making efforts to enter into the businesses of constructing marinas and constructing yachts in the mainland China under the brand of Monte Fino. Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

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

On March 22, 2022, the Company sold its shares of Ocean Way and its subsidiaries to a third-party for a total of $166,700 (RMB1,080,000), which is approximately equal to 51.9% ownership.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Guangdong Weiguan Ship Tech Co., Ltd. (formerly Khashing Yachts Industry (Guangdong) Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB1,055,000	100%

Wenzhou Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB30,000,000 Paid up: RMB1,030,000	70%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE － 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

●	Basis of presentation

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

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	Use of estimates

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of VIVC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

●	Property, plant and equipment

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

●	Intangible assets, net

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

●	Revenue recognition

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

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	Comprehensive income

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

●	Income taxes

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

●	Foreign currencies translation

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in PRC and Hong Kong maintain their books and record in their local currency, Renminbi (“RMB”) and Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the periods ended June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Period/year-end RMB:US$ exchange rate	6.6977	6.3588
Period/annual average RMB:US$ exchange rate	6.4787	6.4499
Period/year-end HK$:US$ exchange rate	7.8467	7.7971
Period/annual average HK$:US$ exchange rate	7.8257	7.7723
Period/year-end TWD:US$ exchange rate	29.7404	27.6879
Period/annual average TWD:US$ exchange rate	28.7168	27.9194

●	Lease

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

●	Noncontrolling interest

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

●	Net loss per share

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

●	Concentrations and credit risk

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

●	Fair value of financial instruments

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE － 3	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $91,274 cash and cash equivalents and working capital deficit of $958,081 as of June 30, 2022 and net loss of $508,145 during the six months ended June 30, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through August 15, 2023 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE － 4	LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $235,895(RMB1,500,000), which is equivalent to 60% of equity ownership. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to assign the majority of directors in the board and controls Ocean Way. As a result, Ocean Way is treated as an investment rather than subsidiary. As of December 31, 2021, a total of $122,665 (RMB780,000) has been invested in Ocean Way. In the year ended December 31, 2021, an investment loss of $61,474 has been recognized. On March 22,2022, the Company sold Ocean Way for a total proceed of $169,844 (RMB1,080,000). In the six months ended June 30, 2022, an investment gain of $60,336 has been recognized.

NOTE － 5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2022	December 31, 2021

Leasehold improvements	$37,608	$39,316
Motor vehicle	54,604	57,514
Office equipment	8,535	9,048
	100,747	105,878
Less: accumulated depreciation	(20,141)	(13,521)

Property, plant and equipment, net	$80,606	$92,357

Depreciation expense for the three months ended June 30, 2022 and 2021 were $5,458 and $11,954, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 were $7,316 and $22,090, respectively.

Note － 6	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2022	December 31, 2021

Software	$7,734	$-
Total intangible assets	7,734	-
Less: accumulated amortization	(427)	-

Intangible assets, net	$7,307	$-

Amortization expense for the three months ended June 30, 2022 and 2021 were $427 and $0, respectively.

Amortization expense for the six months ended June 30, 2022 and 2021 were $427 and $0, respectively.

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE － 7	DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	June 30, 2022	December 31, 2021

Prepayments (a)	$247,140	$105,011

	$247,140	$105,011

(a)	The amount will be recognized as expenses in next twelve months.

Note － 8	INVENTORY

Inventory consisted of the following:

	June 30, 2022	December 31, 2021

Raw materials	$6,727	$-
Work-in-progress	248,132	106,723
Finished goods	1,039,073	57,252

	$1,293,932	$163,975

NOTE － 9	ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	June 30, 2022	December 31, 2021

Accrued expenses	$69,510	$47,018
Other payable (a)	408,180	156,829

	$477,690	$203,847

(a)	The amount will be settled in next twelve months.

NOTE － 10	LEASES

The Company purchased a service vehicle under a financing lease arrangement of a total amount of $18,146 (RMB117,043) starting from August 1, 2019, with the effective interest rate of 2.25% per annum, due through May 1, 2022, with principal and interest payable monthly.

The Company leases premises for offices and dock for operating under non-cancelable operating leases with initial terms of 5 years and the effective interest rate of 5.168% per annum. Operating lease payments are expended over the term of lease. The Company leases don’t include options to extend nor any restrictions or covenants. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease.

Supplemental balance sheet information related to leases as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Right of use assets	$421,903	$534,231

Current portion	$124,374	$141,725
Non-current portion	276,169	422,948

Total	$400,543	$564,673

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2022:

For the twelve months ending June 30,	Operating Leases
2023	$124,374
2024	133,343
2025	142,826
Total lease payments	$400,543

NOTE － 11	PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of draw down. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles. The loan was borrowed on July 1, 2020 and the initial installment repayment date begins Twelve (12) months from the date of the promissory Note and has been extended for 30 months. As a result, the Company has not made any repayment. Total promissory note recorded in balance were $87,500 at June 30, 2022 and December 31, 2021. The accrued interest expense is $1,660 for the six months ended June 30, 2022 and 2021, respectively.

NOTE － 12	SHAREHOLDERS’ (DEFICIT) EQUITY

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred stock and 70,000,000 common stock with a par value of $0.001 per share.

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had a total of 832,000 shares of preferred stock issued and outstanding.

Common Stock

On February 15, 2022, the Company issued 50,000 shares of common stock to settle a debt in the amount of $50,000, at an agreed conversion price of $1.0 per share. A loss of $2,000 on the loan settlement has been recognized in the six months ended June 30, 2022.

On March 22, 2022, the Company cancelled 60,000 shares of common stock previously issued to its former CFO due to termination of employment.

As of June 30, 2022 and December 31, 2021, the Company had a total of 25,546,810 and 25,556,810 shares of its common stock issued and outstanding, respectively.

NOTE － 13	NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) per share. The following table sets forth the computation of basic and diluted net (loss) per share for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Net loss for basic and diluted attributable to Vivic Corp.	$(298,423)	$(863,317)	$(473,587)	$(1,749,478)
Weighted average common stock outstanding - Basic and Diluted	25,546,810	25,284,948	25,552,004	24,947,162
Net loss per share of common stock - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE － 14	RELATED PARTY TRANSACTIONS

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties was $202,692 and $469,748 as of June 30, 2022 and December 31, 2021 respectively.

The Company paid $9,000 and $0 consulting fee to Honetech Inc., its preferred stock controlling shareholder during the three months ended June 30, 2022 and 2021, respectively. The Company paid $9,000 and $9,000 consulting fee to Honetech Inc., its preferred stock controlling shareholder during the six months ended June 30, 2022 and 2021, respectively. Each Preferred Share is entitled to fifty (50) votes.

The Company paid no consulting fee to Go Right Holdings Limited., who owns approximately 22% of the outstanding common stocks on June 30, 2021 during the three months ended June 30, 2022 and 2021. The Company paid $0 and $46,003 consulting fee to Go Right Holdings Limited., who owns approximately 22% of the outstanding common stocks on June 30, 2022, during the six months ended June 30, 2022 and 2021, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE － 15	COMMITMENTS AND CONTINGENCIES

As of June 30, 2022 and December 31, 2021, the Company has no material commitments and contingencies.

NOTE － 16	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred June 30, 2022, up through August 15, 2022, the date when the Company presented the unaudited condensed consolidated financial statements.

On July 26, 2022, Khashing Yachts Industry (Guangdong) Limited changed its name to Guangdong Weiguan Ship Tech Co., Ltd. （“Weiguan Ship”）Additionally, Zhenhong Zhuang replacing Kung Yun-Kuang became Weiguan Ship’s Corporate Representative.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof.

We intend that such forward-looking statements be subject to the safe harbors for such statements.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

We generated net revenue of $10,810 and $65,963 for the three months ended June 30, 2022 and 2021, respectively. We generated net revenue of $11,868 and $68,974 for the six months ended June 30, 2022 and 2021, respectively. The decrease in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts decreased.

The cost of revenue incurred were $8,940 and $239,587 for the three months ended June 30, 2022 and 2021, respectively. The cost of revenue incurred were $9,890 and $239,587 for the six months ended June 30, 2022 and 2021, respectively.

The gross profits (loss) were $1,870 and $(173,624) for the three months ended June 30, 2022 and 2021, respectively. The gross profits(loss) were $1,978 and $(170,613) for the six months ended June 30, 2022 and 2021, respectively.

The general and administrative expenses incurred were $331,816 and $215,647 for the three months ended June 30, 2022 and 2021, respectively. The general and administrative expenses incurred were $564,371 and $442,087 for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily attributable to an increase in staff salary and rent.

Other income (expense) was $8,214 and $(531,465) for the three months ended June 30, 2022 and 2021, respectively. Other income (expense) was $54,257 and $(1,205,343) for the six months ended June 30, 2022 and 2021, respectively. Other income (expense) comprises of investment gain (loss), loss on loan settlement, interest expense, interest income and others. Investment gain (loss) was $60,336 and $(32,486) for the six months ended June 30, 2022 and 2021, respectively. The investment gain (loss) in the six months ended June 30, 2022 and 2021 was primarily due to the investment gain (loss) in long-term investment. Loss on loan settlement was $0 and $509,177 for the three months ended June 30, 2022 and 2021, respectively. Loss on loan settlement was $2,000 and $1,170,309 for the six months ended June 30, 2022 and 2021, respectively.

The net losses were $321,732 and $920,736 for the three months ended June 30, 2022 and 2021, respectively. The net losses were $508,145 and $1,818,043 for the six months ended June 30, 2022 and 2021, respectively. The main reason for the decreased losses was the decrease in loss on loan settlement.

LIQUIDITY AND GOING CONCERN

We had $91,274 cash and cash equivalents and working capital deficit of $958,081 as of June 30, 2022 and net loss of $508,145 during the six months ended June 30, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Cash Flows from Operating Activities

The net cash provided by (used in) operating activities were $150,028 and $(868,113) for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, the most affected the net cash provided by operating activities were the deferred revenue $1,019,033 and accounts payable $624,938, offset by the inventory of $1,129,957. For six months ended June 30, 2021, the most affected the net cash used in operating activities were the net loss $1,818,043, offset by the loss on loan settlement $1,170,309.

Cash Flows from Investing Activities

The net cash provided by (used in) investing activities were $57,422 and $(183,659) for the six months ended June 30, 2022 and 2021, respectively. The change is primarily due to the investment and disposal of Ocean Way for the six months ended June 30, 2022.

Cash Flows from Financing Activities

The net cash used in (provided by) financing activities were $(217,056) for the six months ended June 30, 2022 and $693,053 for the six months ended March 31, 2021. For the six months ended June 30, 2022, the cash used in financing activities were repayment of related party $267,056 and the cash generated from financing activities included proceeds from loans $50,000. For the six months ended June 30, 2021, the cash generated from financing activities included proceeds from loans $927,087 and the cash used in financing activities were repayment to related parties $234,034.

Going Concern

The unaudited condensed consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

For the six months ended June 30, 2022, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These consolidated financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, and therefore has no significant impact on the company’s financial report nor internal control.

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

Item 1A. Risk Factors

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

The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

None in the quarter ended June 30, 2022

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2022.

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

Dated: August 15, 2022

VIVIC CORP.

/s/ Shang-Chiai Kung
By: Shang-Chiai Kung
Chief Executive Officer

/s/ Shang-Chiai Kung
By: Shang-Chiai Kung
Chief Financial Officer