Form 10-Q
period 2022-09-30
VIVIC CORP.
filed 2022-11-14
CIK 1703073

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 common stocks as of November 14, 2022.

ITEM 1. FINANCIAL STATEMENTS

VIVIC CORP.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	5

Unaudited Condensed Consolidated Statements of Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and 2021	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,817	$80,306
Accounts receivable, net	-	928
Deposits and prepayments	249,550	105,011
Inventory	1,460,638	163,975
Other current assets	112,853	189,468

Total current assets	1,880,858	539,688

Non-current assets:
Long-term investment	-	61,191
Property and equipment, net	72,464	92,357
Intangible assets, net	6,237	-
Construction in process	209,012	185,667
Operating lease right-of-use assets	371,327	534,231
Other noncurrent assets	28,493	38,950

TOTAL ASSETS	$2,568,391	$1,452,084

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$625,368	$19,265
Accrued liabilities and other payables	480,232	203,847
Due to related parties	358,520	469,748
Deferred revenue	1,463,833	204,442
Operating lease liabilities-current	118,600	141,725
Income tax payable	-	-

Total current liabilities	3,046,553	1,039,027

Non-current liabilities:
Operating lease liabilities-noncurrent	263,349	422,948
Promissory note	87,500	87,500

Total Liabilities	3,397,402	1,549,475

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 and 25,556,810 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	25,547	25,557
Additional paid-in capital	3,745,463	3,821,709
Accumulated other comprehensive income	23,185	10,347
Accumulated deficit	(4,624,038)	(3,865,450)

Total Vivic Corp. shareholders’ deficit	(829,011)	(7,005)
Non-controlling interest	-	(90,386)

Total shareholders deficit	(829,011)	(97,391)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,568,391	$1,452,084

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE	$25,479	$109,957	$37,347	$178,931

Cost of revenue	(28,811)	(42,850)	(38,701)	(282,437)

Gross profit	(3,332)	67,107	(1,354)	(103,506)

Operating expenses:
General and administrative expenses	$(283,016)	$(321,310)	$(847,387)	(763,397)

Total operating expenses	(283,016)	(321,310)	(847,387)	(763,397)

Loss from operations	(286,348)	(254,203)	(848,741)	(866,903)

Other income (expense):
Impairment of goodwill	-	(89,559)	-	(89,559)
Investment gain (loss)	(1,130)	(22,190)	59,206	(54,676)
Interest income	26	56	377	245
Interest expense	(819)	(8,714)	(7,449)	(16,057)
Other income	(42)	170,658	2,158	175,264
Loss on loan settlement	-	(170,355)	(2,000)	(1,340,664)
Exchange gain, net	-		-	-

Total other income (expense)	(1,965)	(120,104)	52,292	(1,325,447)

Loss before income taxes	(288,313)	(374,307)	(796,449)	(2,192,350)

Income taxes	-	459	9	459

NET LOSS	(288,313)	(374,766)	(796,458)	(2,192,809)

Net loss attributable to non-controlling interest	(3,312)	(14,384)	(37,870)	(82,949)
Net loss attributable to Vivic Corp.	$(285,001)	$(360,382)	$(758,588)	$(2,109,860)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	16,771	(49)	12,838	2,840

COMRPEHENSIVE LOSS	$(268,230)	$(360,431)	$(745,750)	$(2,107,020)

Net loss per share – Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.09)

Weighted average common shares outstanding – Basic and Diluted	25,546,810	25,496,209	25,550,253	25,132,189

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the Three and Nine Months Ended September 30, 2022
	Equity attributable to VIVIC Corp. shareholders
						Accumulated			Total
	Preferred stock		Common stock		Additional	other			shareholders’
					paid-in	comprehensive (loss)	Accumulated	Noncontrolling	(deficit)
	Shares	Amount	Shares	Amount	capital	income	deficit	interests	equity
Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

Cancellation of shares	-	-	(60,000)	(60)	60	-	-	-	-
Shares issued for loan settlement	-	-	50,000	50	51,950	-	-	-	52,000
Foreign currency translation adjustment	-	-	-	-	-	4,185	-	-	4,185
Net loss	-	-	-	-	-	-	(175,164)	(11,249)	(186,413)

Balance as of March 31, 2022	832,000	$832	25,546,810	$25,547	$3,873,719	$14,532	$(4,040,614)	$(101,635)	$(227,619)

Foreign currency translation adjustment	-	-	-	-	-	(8,118)	-	-	(8,118)
Net loss	-	-	-	-	-	-	(298,423)	(23,309)	(321,732)

Balance as of June 30, 2022	832,000	$832	25,546,810	$25,547	$3,873,719	$6,414	$(4,339,037)	$(124,944)	$(557,469)

Acquisition of minority equity of a subsidiary	-	-	-	-	(128,256)	-	-	128,256	-
Foreign currency translation adjustment	-	-	-	-	-	16,771	-	-	16,771
Net loss	-	-	-	-	-	-	(285,001)	(3,312)	(288,313)

Balance as of September 30, 2022	832,000	$832	25,546,810	$25,547	$3,745,463	$23,185	$(4,624,038)	$-	$(829,011)

	For the Three and Nine Months Ended September 30, 2021
	Equity attributable to VIVIC Corp. shareholders
						Accumulated			Total
	Preferred stock		Common stock		Additional	other			shareholders’
					paid-in	comprehensive (loss)	Accumulated	Noncontrolling	(deficit)
	Shares	Amount	Shares	Amount	capital	income	deficit	interests	equity

Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	468,888	469	1,124,862	-	-	-	1,125,331
Foreign currency translation adjustment	-	-	-	-	-	(5,488)	-	-	(5,488)
Net loss	-	-	-	-	-	-	(886,161)	(11,146)	(897,307)

Balance as of March 31, 2021	832,000	$832	24,939,054	$24,939	$2,466,017	$(7,728)	$(2,186,666)	$73,152	$370,546

Shares issued for loan settlement	-	-	462,888	463	971,602	-	-	-	972,065
Foreign currency translation adjustment	-	-	-	-	-	8,377	-	-	8,377
Net loss	-	-	-	-	-	-	(863,317)	(57,419)	(920,736)

Balance as of June 30, 2021	832,000	$832	25,401,942	$25,402	$3,437,619	$649	$(3,049,983)	$15,733	$430,252

Shares issued for loan settlement	-	-	154,868	155	325,068	-	-	-	325,223
Shares issued for acquiring ownership of subsidiary	-	-	-	-	59,023	-	-	(76,800)	(17,777)
Foreign currency translation adjustment	-	-	-	-	-	(49)	-	-	(49)
Net loss	-	-	-	-	-	-	(360,382)	(14,384)	(374,766)

Balance as of September 30, 2021	832,000	$832	25,556,810	$25,557	$3,821,710	$600	$(3,410,365)	$(75,451)	$362,883

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(796,458)	$(2,192,809)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,203	34,917
Amortization of right-of-use assets	121,082	43,030
Bad debt direct write-off and provision	3,922	-
Interest expense	7,449	16,057
Investment gain (loss)	(59,206)	54,676
Impairment of goodwill	-	89,559
Loss on loan settlement	2,000	1,340,664
Change in operating assets and liabilities:
Accounts receivable	-	(1,642)
Deposits and prepayments	76,615	(50,686)
Other receivable	(147,568)	(22,307)
Inventory	(1,296,663)	(160,159)
Other non-current assets	10,457	(85,570)
Deferred revenue	1,259,391	71,285
Accounts payable	606,103	59,008
Accrued liabilities and other payables	257,946	89,540
Income tax payable	-	(25,000)
Lease liabilities	(129,912)	(73,424)

Net cash provided by operating activities	(72,639)	(812,861)

Cash flows from investing activities:
Investment in a subsidiary	(54,526)	(120,698)
Disposal of subsidiary	163,578	-
Purchase of PPE	(43,293)	(262,749)
Purchase of Intangible assets	(7,236)	-

Net cash provided by (used in) investing activities	58,523	(383,447)

Cash flows from financing activities:
Repayment to related parties	(111,228)	(341,019)
Proceeds from third party loans	50,000	1,081,955

Net cash (used in) provided by financing activities	(61,228)	740,936

Effect on exchange rate change on cash and cash equivalents	52,855	208

NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,489)	(455,164)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	80,306	504,179

CASH AND CASH EQUIVALENTS - END OF PERIOD	$57,817	$49,015

Supplemental Cash Flows Information:
Cash paid for interest	$66	$673
Cash paid for income tax	$9	$459

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$52,000	$2,422,619

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－1 ORGANIZATION AND BUSINESS BACKGROUND

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

On March 22, 2022, the Company sold its shares of Ocean Way and its subsidiaries to a third-party for a total of $163,578 (RMB1,080,000), which is approximately equal to 51.9% ownership.

On July 26, 2022, Khashing Yachts Industry (Guangdong) Limited changed its name to Guangdong Weiguan Ship Tech Co., Ltd. （“Weiguan Ship”）.

On July 6, 2022, Zhejiang Jiaxu Yacht Company Limited changed its name to Wenzhou Jiaxu Yacht Company Limited.

On August 10, 2022, the noncontrolling shareholder surrendered their 30% of Wenzhou Jiaxu Yacht Company Limited to the Company. which became a wholly-owned subsidiary.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Guangdong Weiguan Ship Tech Co., Ltd. (formerly Khashing Yachts Industry (Guangdong) Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB1,158,500	100%

Wenzhou Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB1,000,000 Paid up: RMB1,000,000	100%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2022 and December 31, 2021, the Company recorded $829 and $0 allowance for doubtful accounts, respectively.

●	Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

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

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

●	Comprehensive loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates for the periods ended September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Period/year-end RMB:US$ exchange rate	7.1128	6.3588
Period/annual average RMB:US$ exchange rate	6.6023	6.4499
Period/year-end HK$:US$ exchange rate	7.8499	7.7971
Period/annual average HK$:US$ exchange rate	7.8332	7.7723
Period/year-end TWD:US$ exchange rate	31.7843	27.6879
Period/annual average TWD:US$ exchange rate	29.2791	27.9194

●	Lease

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－3 GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $57,817 cash and cash equivalents and working capital deficit of $1,165,695 as of September 30, 2022 and net loss of $796,458 during the nine months ended September 30, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through November 14, 2023 is dependent upon the continued financial support from its shareholders. The Company is actively pursuing additional financing for its operations via potential loans and equity issuance. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4 LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $235,895(RMB1,500,000), which is equivalent to 60% of equity ownership. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to assign the majority of directors in the board and controls Ocean Way. As a result, Ocean Way is treated as an investment rather than subsidiary. As of December 31, 2021, a total of $122,665 (RMB780,000) has been invested in Ocean Way. In the year ended December 31, 2021, an investment loss of $61,474 has been recognized. On March 22, 2022, the Company sold Ocean Way for a total proceed of $163,578 (RMB1,080,000). In the nine months ended September 30, 2022, an investment gain of $59,206 has been recognized.

NOTE－5 PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021

Leasehold improvements	$35,413	$39,316
Motor vehicle	51,417	57,514
Office equipment	8,021	9,048
	94,851	105,878
Less: accumulated depreciation	(22,387)	(13,521)
Property and equipment, net	$72,464	$92,357
Construction in process	209,012	185,667
Total	281,476	278,024

Depreciation expense for the three months ended September 30, 2022 and 2021 were $3,803 and $20,940, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 were $11,119 and $43,030, respectively .

For the nine months ended September 30, 2022 and 2021, $43,292 and $262,749 were used for purchase of fixed assets, respectively.

Note – 6 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2022	December 31, 2021

Software	$7,236	$-
Total intangible assets	7,236	-
Less: accumulated amortization	(999)	-
Intangible assets, net	$6,237	$-

Amortization expense for the three months ended September 30, 2022 and 2021 were $657 and $0, respectively.

Amortization expense for the nine months ended September 30, 2022 and 2021 were $1,084 and $0, respectively.

For the nine months ended September 30, 2022 and 2021, $7,236 and $0 were used for purchase of intangible assets, respectively.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE – 7 DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	September 30, 2022	December 31, 2021

Prepayments (a)	$249,550	$105,011

	$249,550	$105,011

(a)	Prepayments comprise of advance payments for material purchase, ship design, consulting and other services. The amount will be recognized as expenses in next twelve months.

Note – 8 INVENTORY

Inventory consisted of the following:

	September 30, 2022	December 31, 2021

Raw materials	$-	$-
Work-in-progress	233,651	106,723
Finished goods	1,226,987	57,252

	$1,460,638	$163,975

NOTE－9 ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable consisted of the following:

	September 30, 2022	December 31, 2021

Accrued expenses	$93,088	$47,018
Other payable	387,144	156,829

	$480,232	$203,847

Accrued expenses and other payable comprise of accrued salaries, audit fee and borrowing from third party. The amount will be settled in next twelve months.

NOTE－10 LEASES

The Company purchased a service vehicle under a financing lease arrangement of a total amount of $18,146 (RMB117,043) starting from August 1, 2019, with the effective interest rate of 2.25% per annum, due through May 1, 2022, with principal and interest payable monthly.

The Company leases premises for offices and dock for operating under non-cancelable operating leases with initial terms of 5 years and the effective interest rate of 5.168% per annum. Operating lease payments are expended over the term of lease. The Company leases don’t include options to extend nor any restrictions or covenants. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. As of September 30, 2022, $22,809 of lease payments were accrued but not yet paid.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021

Right of use assets	$371,327	$534,231

Current portion	$118,600	$141,725
Non-current portion	263,349	422,948

Total	$381,949	$564,673

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2022:

For the twelve months ending September 30,	Operating Leases
2023	$118,600
2024	127,153
2025	136,196
Total lease payments	$381,949

NOTE－11 PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of draw down. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles. The loan was borrowed on July 1, 2020 and the initial installment repayment date begins Twelve (12) months from the date of the promissory Note and has been extended for 30 months. As a result, the Company has not made any repayment. Total promissory note recorded in balance were $87,500 at September 30, 2022 and December 31, 2021. The accrued interest expense is $2,461 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE－12 SHAREHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred stock and 70,000,000 common stock with a par value of $0.001 per share.

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had a total of 832,000 shares of preferred stock issued and outstanding.

Common Stock

On February 15, 2022, the Company issued 50,000 shares of common stock to settle a debt in the amount of $50,000, at an agreed conversion price of $1.0 per share. A loss of $2,000 on the loan settlement has been recognized in the nine months ended September 30, 2022.

On March 22, 2022, the Company cancelled 60,000 shares of common stock previously issued to its former CFO due to termination of employment.

As of September 30, 2022 and December 31, 2021, the Company had a total of 25,546,810 and 25,556,810 shares of its common stock issued and outstanding, respectively.

NOTE－13 NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) per share. The following table sets forth the computation of basic and diluted net (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Net loss for basic and diluted attributable to Vivic Corp.	$(285,001)	$(360,382)	$(758,588)	$(2,109,860)
Weighted average common stock outstanding - Basic and Diluted	25,546,810	25,496,209	25,550,253	25,132,189
Net loss per share of common stock – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.09)

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－14 RELATED PARTY TRANSACTIONS

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties was $358,520 and $469,748 as of September 30, 2022 and December 31, 2021 respectively. During the three months ended September 30, 2022, the Company borrowed $178,740 from related parties, repaid $57,555 to related parties. During the nine months ended September 30, 2022, the Company borrowed $210,162 from related parties, repaid $433,299 to related parties.

The Company paid no consulting fee  to Honetech Inc., who owns 100% of the Company’s preferred stock as of September 30, 2022, during the three months ended September 30, 2022 and 2021. The Company paid $9,000 consulting fee to Honetech Inc. during the nine months ended September 30, 2022 and 2021.

The Company paid no consulting fee  to Go Right Holdings Limited., who owns approximately 22% of the Company’s outstanding common stocks as of September 30, 2021 during the three months ended September 30, 2022 and 2021. The Company paid $0 and $46,003 consulting fee to Go Right Holdings Limited., during the nine months ended September 30, 2022 and 2021, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－15 COMMITMENTS AND CONTINGENCIES

As of September 30, 2022 and December 31, 2021, the Company has no material commitments and contingencies.

NOTE－16 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred September 30, 2022, up through November 14, 2022, the date when the Company presented the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as“may,”“will,”“expect,”“believe,”“anticipate,”“estimate,”“approximate” or “continue,” or the negative thereof.

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

We generated net revenue of $25,479 and $109,957 for the three months ended September 30, 2022 and 2021, respectively. We generated net revenue of $37,347 and $178,931 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts decreased.

The cost of revenue incurred were $28,811 and $42,850 for the three months ended September 30, 2022 and 2021, respectively. The cost of revenue incurred were $38,701 and $282,437 for the nine months ended September 30, 2022 and 2021, respectively.

The gross profits (loss) were $(3,332) and $67,107 for the three months ended September 30, 2022 and 2021, respectively. The gross profits(loss) were $(1,354) and $(103,506) for the nine months ended September 30, 2022 and 2021, respectively.

The general and administrative expenses incurred were $283,016 and $321,310 for the three months ended September 30, 2022 and 2021, respectively. The general and administrative expenses incurred were $847,387 and $763,397 for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily attributable to an increase in staff salary and rent.

Other income (expense) was $(1,965) and $(120,104) for the three months ended September 30, 2022 and 2021, respectively. Other income (expense) was $52,292 and $(1,325,447) for the nine months ended September 30, 2022 and 2021, respectively. Other income (expense) comprises of investment gain (loss), loss on loan settlement, interest expense, interest income and others. Investment gain (loss) was $59,206 and $(54,676) for the nine months ended September 30, 2022 and 2021, respectively. The investment gain (loss) in the nine months ended September 30, 2022 and 2021 was primarily due to the investment gain (loss) in long-term investment. Loss on loan settlement was $0 and $170,355 for the three months ended September 30, 2022 and 2021, respectively. Loss on loan settlement was $2,000 and $1,340,664 for the nine months ended September 30, 2022 and 2021, respectively.

The net losses were $288,313 and $374,766 for the three months ended September 30, 2022 and 2021, respectively. The net losses were $796,458 and $2,192,809 for the nine months ended September 30, 2022 and 2021, respectively. The main reason for the decreased losses was the decrease in loss on loan settlement.

LIQUIDITY AND GOING CONCERN

We had $57,817 cash and cash equivalents and working capital deficit of $1,165,695 as of September 30, 2022 and net loss of $796,458 during the nine months ended September 30, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Cash Flows from Operating Activities

The net cash used in operating activities were $72,639 and $812,861 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the most affected the net cash provided by operating activities were the deferred revenue $1,259,391 and accounts payable $606,103, offset by the inventory of $1,296,663. For nine months ended September 30, 2021, the most affected the net cash used in operating activities were the net loss $2,192,809, offset by the loss on loan settlement $1,340,664.

Cash Flows from Investing Activities

The net cash provided by (used in) investing activities were $58,523 and $(383,447) for the nine months ended September 30, 2022 and 2021, respectively. The change is primarily due to the investment and disposal of Ocean Way for the nine months ended September 30, 2022.

Cash Flows from Financing Activities

The net cash used in (provided by) financing activities were $(61,228) for the nine months ended September 30, 2022 and $740,936 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the cash used in financing activities were repayment of related party $111,228 and the cash generated from financing activities included proceeds from loans $50,000. For the nine months ended September 30, 2021, the cash used in financing activities were repayment of related party $341,019 and the cash generated from financing activities included proceeds from loans $1,081,955.

Going Concern

The unaudited condensed consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

For the nine months ended September 30, 2022, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These consolidated financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

None in the quarter ended September 30, 2022

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended September 30, 2022.

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

Dated: November 14, 2022

VIVIC CORP.

/s/ Shang-Chiai Kung

By: Shang-Chiai Kung

Chief Executive Officer

/s/ Shang-Chiai Kung

By: Shang-Chiai Kung

Chief Financial Officer