Form 10-K
period 2022-12-31
VIVIC CORP.
filed 2023-03-30
CIK 1703073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

COMMISSION FILE NO. 333-219148

VIVIC CORP.
(Exact name of registrant as specified in its charter)

Nevada	7999	98-1353606
State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

187 E. Warm Springs Rd., PMB#B450
Las Vegas, NV 89119
Tel: 702-899-0818

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 common stocks as of March 30, 2023.

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

There may be prominent risks associated with our operations being in China. For example, as a U.S.-listed China public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in China, accept foreign investments, or list on an U.S. or other foreign exchange.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in China as summarized below:

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China, which could materially and adversely affect our business.

●	We are a holding company with operations conducted through our wholly owned subsidiary based in China. This structure presents unique risks as our investors may never directly hold equity interests in our China subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

●	There is a possibility that the PRC could prevent our cash maintained in China from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our China subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders.

●	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in China. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, and business operations.

●	The PRC government can change China’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in China. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers in different industries over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire PRC companies or to inject capital into our China subsidiary, may limit the ability of our China subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

●	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China due to positions taken by authorities in mainland China. Our independent registered public accounting firm that issues the audit report for the years ended December 31, 2022 and 2021 included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in Irvine, California. Our auditor, YCM CPA INC, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis.

●	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.

●	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

●	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as China, Hong Kong, and Taiwan. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in foreign jurisdictions against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

●	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change, and competition.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may, ” “will, ” “expect, ” “believe, ” “anticipate, ” “estimate, ” “approximate” or “continue, ” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean VIVIC CORP., unless otherwise indicated.

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

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd (“Ocean Way”). During the year ended December 31, 2021, we have invested a total amount of $122,665 (RMB 780,000). Ocean Way is a medial company which edits a yachts magazine and holds accounts in main media platforms such as Weibo. However, to concentrate on yachts manufacturing and sales, On March 22, 2022, the Company sold its shares of Ocean Way and its subsidiaries to a third-party for a total of $160,499 (RMB1,080,000).

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

On July 26, 2022, Khashing Yachts Industry (Guangdong) Limited changed its name to Guangdong Weiguan Ship Tech Co., Ltd. (“Weiguan Ship”).

On July 6, 2022, Zhejiang Jiaxu Yacht Company Limited changed its name to Wenzhou Jiaxu Yacht Company Limited.

On August 10, 2022, the noncontrolling shareholder surrendered their 30% of Wenzhou Jiaxu Yacht Company Limited to the Company. which became a wholly-owned subsidiary

In addition to the yacht and marina business operations, starting in August 2020, we officially developed our yachts prototype after much research and development in partnership with KhaShing Enterprise Co., the largest and most advanced yacht and boat building company in Taiwan.

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

Before the acquisition of Guangdong Weiguan Ship Tech Co., Ltd. by Vivic, Weiguan Ship had already approached the local governments in Quanzhou, Chongwu and Shanwei for licenses to develop marinas in the area. As a result, after the merger, the company continued to apply for marinas and land under the name of Vivic Corp.

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

We select our local yachts manufacturers by evaluating their production qualification, technical ability, financial status, commercial credit. Once a customer places an order on the model, we negotiate and sign an original equipment manufacturer (“OEM”) contract with selected local manufactures. In the boat construction process, we assign our tech staff to closely monitor construction detail and progress. Upon completion, we deliver the boats to the location our customers’ demands.

Further, Guangdong Weiguan Ship Tech Co., Ltd develops smart driving system of electric yachts. In the future, electric yachts are expected to be equipped with the unmanned driving system. Such alliance will achieve synergy through our strengths for developing the smart yacht markets worldwide.

Advertising Services

In January 2021, we invested Ocean Way, a media company. Ocean Way owns a yachts industry periodical and several reputable media accounts such as WeChat Official account and Weibo official account. It generates revenue by editing and publishing customers’ promotion information its periodicals and media accounts. For example, in its “Ocean Way Yearbook”, Ocean Way inserts advertisements and advertorials. On its official website, it lists customers’ brands in its database and updates their news reports. In March 2022, we sold our shares of Ocean Way and its subsidiaries for total proceeds of $160,499 (RMB1,080,000).

Consulting Services

We provide consulting services to other developers and operators of marinas.

Our service includes following categories:

● Marketing Planning and Promotion: We assist marina operator clients to promote their products through marketing channels, help to build customer relationships and increase brand loyalty and awareness. We help clients to develop marketing plan and packaging procedure. We also help clients evaluate their business performance to effectively control their manpower and costs. Instead of paying on a percentage of the total transaction, our clients pay a fixed monthly fee for our service.

● Internet platform: We introduce clients to the internet platform and assist them with broadcasting their business to the platform. We use our experience and technology on the network platform to help our clients expand their customer base.

● Industry-University cooperation and research: Using customer feedback, we analyze possible future products and participate in professional technology transfer through industry R&D information collection and tracking, including marina developing, design and yacht manufacturing technology.

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

The marina has 18 berths that can fit yachts up to 60 feet, and can provide temporary berths of 115 feet. At the same time, the marina also has a 2,100 square feet office space that can be used for management and sailing training. There is also 21,000 square feet next to the marina that can be rented for events. However, due to the spread of Covid-19, the Wenzhou Yangfushan marina has limited operation in 2022.

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

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

We currently hold or submitted application for the following licensed patents:

-	Khashing Yachts Industry (Gougdong) Limited holds the patent of product outlook design in China, number ZL 2021 3 064100.5 which was granted on February 15, 2022.
-	Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1144816 which was granted on August 4, 2021.
-	Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1145446 which was granted on August 4, 2021.
-	Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1145445 which was granted on August 4, 2021.
-	Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1149124 which was granted on August 4, 2021.
-	Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1145444 which was granted on August 4, 2021.
-	Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1144815 which was granted on August 4, 2021.
-	Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1150088 which was granted on August 4, 2021.
-	Guangzhou Hysoul Yacht Company Limited holds the software intellectual property patent in China, number 2021SR1149123 which was granted on August 4, 2021.

We currently hold or submitted application for the following trademarks:

-	Vivic Corporation holds the trademark in China, number 37996389 which is registered on January 7, 2020 and valid until January 6, 2030.
-	Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43040712 which was registered on October 7, 2020 and valid until October 6, 2030.
-	Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43044195 which was registered on December 21, 2020 and valid until December 20, 2030.
-	Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43052680 which was registered on December 21, 2020 and valid until December 20, 2030.
-	Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43048081 which was registered on October 7, 2020 and valid until October 6, 2030.
-	Guangzhou Hysoul Yacht Company Limited holds the trademark in China, number 43043622 which was registered on December 14, 2020 and valid until December 13, 2030.
-	Vivic Corp. holds the trademark in Nevada, USA, Reference Number 16460524 on December 29, 2020 covering Class 35 and National Classes 100, 101 and 102.

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

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

●	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

●	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

●	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

●	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

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

Our PRC subsidiaries’ distributions to their offshore parents are required to comply with the requirements as described above.

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

COVID-19 pandemic might cause significant impact to our business operations

Our business had been adversely affected by the outbreak of the COVID-19 pandemic. Both China and Taiwan governments have imposed various strict measures including, but not limited to, travel restrictions, mandatory quarantine requirements, and postponed resumption of business operations. Considering the features of our business in the tourism and recreation industries, we have been experiencing business downturn due to the COVID-19 pandemic outbreak. Further, COVID-19 pandemic leads to worldwide health crisis, it has been harmfully influencing the global economy and financial markets. the COVID-19 pandemic has not been effectively controlled so far, our businesses, results of operations and net loss in 2022 was worse than that in 2021 and 2020. The Company’s major income sources has been coming from consultation services to the yacht marina operators which has been largely affected due to government emergency policies to control leisure travel and activities. Most yacht marina operations of our clients have been stopped during the COVID-19 pandemic which has imposed direct negative effect to the Company’s income during the COVID-19 pandemic. We expect our consultation business will resume once the COVID-19 pandemic will go away with government policies begin to allow some leisure travel and activities to resume most of the yacht marina operations in China and Taiwan.

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

1. Political Issue

Taiwan is surrounded by sea and the coastline is curved long. The population density is high around the west coast and Taiwan Strait. The Taiwan vessels are allowed to cruise offshore only on the west coast due to the political issue between Taiwan and PRC. It harmfully influences the accessibility of Taiwan vessels along the west coast and sea tourism eventually.

2. Consumer Prospect

Most consumers do not well understand the luxury yachts market and are price-conscious in the past. As a result, the sightseeing boats with high-carrying capacity are targeted. The operating costs between luxury yachts and sightseeing boats are hugely different. More educational and promotional activities should be launched to arouse potential consumers how the luxury yachts valued for money.

3. Climate Issue

Taiwan is located in the subtropical and tropical areas with typhoons in Summer and strong seasonal wind in Winter normally. Therefore, the sea tourism in Summer and Winter is adversely affected. Intense sales and marketing activities are required.

4. Competition

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

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this prospectus, the Company had 25,546,810 shares of common stock outstanding.

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

Our auditor is headquartered in Irvine, California. Our auditor, YCM CPA INC, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis. Also, the SEC, U.S. Department of Justice (“DOJ”) and other authorities often have substantial difficulties in conducting investigations and inspections or in bringing and enforcing actions against non-U.S. persons, including company directors and officers, in certain emerging markets, including China.

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

We have authorized 5,000,000 Preferred Shares and Honetech Inc, a Samoa company, beneficially owns all of the 832,000 issued and outstanding Preferred Shares. Mr. Yun-Kuang Kung through the appointment by Honetech Inc, exercise the voting power of these preferred stock. Therefore, Honetech Inc and Yun-Kuang Kung both control 41,600,000 votes, which constitute approximately 54.7% of the aggregate voting power of the Company assuming we are able to successfully sell all the 10,000,000 shares registered in our Registration Statement.

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

ITEM 3. LEGAL PROCEEDINGS

We had two labor disputes with our prior employees for their dismission compensation. In the case of Jiehui Ye, we will reimburse him with $4,175 (RMB28,793) based on the court order. In the case of Yuan Lin, we have appealed to Guangzhou Intermediate People's Court and are awaiting for the court’s final judgement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of December 31, 2022 and 2021.

Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 and 25,556,810 shares issued and outstanding as of December 31, 2022 and 2021, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act “) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

We generated net revenues from continuing operations of $106,322 and $220,947 for years ended December 31, 2022 and 2021, respectively. The decrease in net revenues was primarily because the revenue deriving from consulting services rendered on sales and marketing of yachts decreased.

The cost of revenue from continuing operations incurred were $82,694 and $366,852 for years ended December 31, 2022 and 2021, respectively.

The gross profits were $23,628 and $(145,905) for the years ended December 31, 2022 and 2021, respectively. The rising gross profit in 2022 was mainly due to an increase in exhibition of yachts.

The general and administrative expenses incurred were $1,199,763 and $1,186,801 for years ended December 31, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily attributable to an increase in lease cost.

Other income (expense) was $216,480 and $(1,277,668) for year ended December 31, 2022 and 2021, respectively. Other income (expense) comprises of investment gain (loss), loss on loan settlement, interest expense, interest income and others. Loss on loan settlement was $2,000 and $1,340,664 for the years ended December 31, 2022 and 2021, respectively.

The net losses from continuing operations were $959,664 and $2,610,833 for the years ended December 31, 2022 and 2021, respectively. The main reason for the decreased losses was primarily attributable to a decrease in loss on loan settlement.

LIQUIDITY AND GOING CONCERN

We had $163,439 cash and cash equivalents and working capital deficit of $1,447,880 as of December 31, 2022 and net loss of $981,552 during the year ended December 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

Net cash provided by(used in) operating activities from continuing operations

The net cash provided by (used in) operating activities from continuing operations were $31,106 and $(894,990) for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the most affected the net cash provided by operating activities were the accrued liabilities and other payables of $1,188,346 and increase in receipt in advance $903,636 offset by the net loss $959,664 and inventory $1,465,548. For the year ended December 31, 2021, the most affected the net cash used in operating activities were the net loss $2,610,833 offset by the loss on loan settlement of $1,340,664 and increase in receipt in advance $204,442.

Net cash used in investing activities from continuing operations

The net cash used in investing activities from continuing operations were $43,306 and $350,297 for the years ended December 31, 2022 and 2021, respectively. The change is primarily attributable to the investment and disposal of Ocean Way and purchase of PPE for the years ended December 31, 2022 and 2021.

Net cash provided by financing activities from continuing operations

The net cash provided by financing activities from continuing operations were $117,420 for the years ended December 31, 2022 and $902,383 for the year ended December 31, 2021. The net cash provided for these two periods was mostly attributed from the cash proceeds from loans and issuance of common stocks. For the year ended December 31, 2022, the cash generated from financing activities included proceeds from loans $50,000 and proceeds from related party $112,910. For the year ended December 31, 2021, the cash used in financing activities were repayment of related party $179,571 and the cash generated from financing activities included proceeds from loans $1,081,954.

Going Concern

The independent auditors’ report accompanying our financial statements contain a note expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

For the year ended December 31, 2022, we have not established a recurring source of revenue to sufficiently cover its operating costs in the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement business and expansion plans. These consolidated financial statements do not include any adjustments to the recover ability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

●	Revenue recognition

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

●	Recent accounting pronouncements

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

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIVIC CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VIVIC CORP. and subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2022 and 2021, and the Company currently has a working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

PCAOB ID 6781
Irvine, California
March 30, 2023

VIVIC CORP.
CONSOLIDATED BALANCE SHEETS
AUDITED

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$163,439	$73,971
Accounts receivable, net	57	928
Deposits and prepayments	590,989	105,011
Inventory	1,534,602	163,975
Other current assets	128,327	189,439
Current assets from discontinued operations	-	6,364

Total current assets	2,417,414	539,688

Non-current assets:
Long-term investment	-	61,191
Property and equipment, net	281,288	92,357
Intangible assets, net	5,822	-
Construction in process	103,631	185,667
Operating lease right-of-use assets	356,233	534,231
Other noncurrent assets	27,209	38,950
Non-current assets from discontinued operations	-	-

TOTAL ASSETS	$3,191,597	$1,452,084

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$725,340	$19,229
Accrued liabilities and other payables	1,718,400	197,829
Due to related parties	189,618	451,230
Deferred revenue	1,108,078	204,442
Operating lease liabilities-current	123,858	141,725
Current liabilities from discontinued operations	-	24,572

Total current liabilities	3,865,294	1,039,027

Non-current liabilities:
Operating lease liabilities-noncurrent	275,025	422,948
Promissory note	87,500	87,500
Non-current liabilities from discontinued operations	-	-

TOTAL LIABILITIES	4,227,819	1,549,475

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of December 31, 2022 and 2021	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 and 25,556,810 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	25,547	25,557

Additional paid-in capital	3,746,177	3,821,709
Accumulated other comprehensive income (loss)	1,068	10,347
Accumulated deficit	(4,809,846)	(3,865,450)

Total Vivic Corp. shareholders’ (deficit) equity	(1,036,222)	(7,005)
Non-controlling interest	-	(90,386)

Total shareholders deficit	(1,036,222)	(97,391)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,191,597	$1,452,084

See accompanying notes to consolidated financial statements.

VIVIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
AUDITED

	For the Years Ended December 31,
	2022	2021
REVENUE	$106,322	$220,947

Cost of revenue	(82,694)	(366,852)

Gross profit	23,628	(145,905)

Operating expenses:
General and administrative expenses	(1,199,763)	(1,186,801)

Total operating expenses	(1,199,763)	(1,186,801)

Loss from operations	(1,176,135)	(1,332,706)

Other income (expense):
Impairment of goodwill	-	(87,414)
Interest income	442	280
Interest expense	(31,795)	(24,402)
Other income	249,833	174,532
Loss on loan settlement	(2,000)	(1,340,664)

Total other income (expense)	216,480	(1,277,668)

Loss before income taxes	(959,655)	(2,610,374)

Income taxes	(9)	(459)

Net loss from continuing operations	(959,664)	(2,610,833)

Discontinued operations
Net loss from discontinued operations, net of tax	(21,888)	(51,996)
NET LOSS	(981,552)	(2,662,829)

Net loss attributable to non-controlling interest	(37,156)	(97,884)
Net loss attributable to Vivic Corp.	$(944,396)	$(2,564,945)

Other comprehensive loss:
Foreign currency translation loss	(9,279)	12,587

COMPREHENSIVE LOSS	$(953,675)	$(2,552,358)

Net loss per share – Basic and Diluted	$(0.04)	$(0.10)

Weighted average common shares outstanding – Basic and Diluted	25,549,386	25,240,065

See accompanying notes to consolidated financial statements.

VIVIC CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
AUDITED

	For the Years Ended December 31, 2022 and 2021
	Equity attributable to VIVIC Corp. shareholders
						Accumulated
						other			Total
					Additional	comprehensive			shareholders’
	Preferred stock		Common stock		paid-in	(loss)	Accumulated	Noncontrolling	(deficit)
	Shares	Amount	Shares	Amount	capital	income	deficit	interests	equity
Balance as of December 31, 2020	832,000	$832	24,470,166	$24,470	$1,341,155	$(2,240)	$(1,300,505)	$84,298	$148,010

Shares issued for loan settlement	-	-	1,086,644	1,087	2,421,531	-	-	-	2,422,618
Shares issued for acquiring ownership of subsidiary	-	-	-	-	59,023	-	-	(76,800)	(17,777)
Foreign currency translation adjustment	-	-	-	-	-	12,587	-	-	12,587
Net loss	-	-	-	-	-	-	(2,564,945)	(97,884)	(2,662,829)

Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

Cancellation of shares	-	-	(60,000)	(60)	60	-	-	-	-
Shares issued for loan settlement	-	-	50,000	50	51,950	-	-	-	52,000
Acquisition of minority equity of a subsidiary	-	-	-	-	(127,542)	-	-	127,542	-
Foreign currency translation adjustment	-	-	-	-	-	(9,279)	-	-	(9,279)
Net loss	-	-	-	-	-	-	(944,396)	(37,156)	(981,552)

Balance as of December 31, 2022	832,000	$832	25,546,810	$25,547	$3,746,177	$1,068	$(4,809,846)	$-	$(1,036,222)

See accompanying notes to consolidated financial statements.

VIVIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUDITED

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(981,552)	$(2,662,829)
Net loss from discontinued operations	(21,888)	(51,996)
Net loss from continuing operations	(959,664)	(2,610,833)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant, and equipment	16,249	43,309
Amortization of right-of-use assets	117,580	69,576
Bad debt direct write-off and provision	12,171	-
Increase in provision for inventory	94,921	-
Interest expense	31,795	-
Investment loss (gain)	(58,092)	60,605
Impairment of goodwill	-	87,414
Loss on loan settlement	2,000	1,340,664
Change in operating assets and liabilities:
Accounts receivable	(6)	(928)
Deposits and prepayments	(488,950)	(27,798)
Inventory	(1,465,548)	(163,975)
Other receivable	52,790	54,227
Other non-current assets	11,741	(108,526)
Deferred revenue	903,636	204,442
Accounts payable	706,111	6,756
Accrued liabilities and other payables	1,188,346	259,934
Lease liability	(133,974)	(29,675)
Income tax	-	(80,182)
Net cash provided by /(used in) operating activities from continuing operations	31,106	(894,990)
Net cash provided by/(used in) operating activities from discontinued operations	(27,913)	(72,226)
Net cash provided by/(used in) operating activities	3,193	(967,216)

Cash flows from investing activities:
Investment in a subsidiary	(53,500)	(120,931)
Disposal of subsidiary	160,499	-
Purchase of PPE	(142,820)	(229,366)
Purchase of Intangible assets	(7,485)	-
Net cash used in investing activities from continuing operations	(43,306)	(350,297)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(43,306)	(350,297)

Cash flows from financing activities:
Repayment to related parties	(45,490)	(179,571)
Proceeds from related parties	112,910	-
Proceeds from loans	50,000	1,081,954
Proceeds from issuance of common stocks	-	-
Proceeds from promissory note	-	-
Net cash provided by financing activities from continuing operations	117,420	902,383
Net cash provided by/(used in) financing activities from discontinued operations	(18,518)	18,518
Net cash provided by financing activities	98,902	920,901

Effect on exchange rate change on cash and cash equivalents	24,344	(27,261)

NET CHANGE IN CASH AND CASH EQUIVALENTS	83,133	(423,873)

CASH, BEGINNING OF PERIOD	80,306	504,179
Cash from continuing operations	73,971	501,731
Cash from discontinued operations	6,335	2,448

CASH, END OF PERIOD	$163,439	$80,306
Cash from continuing operations	163,439	73,971
Cash from discontinued operations	-	6,335

Supplemental Cash Flows Information:
Cash paid for interest	$492	$825
Cash paid for income tax	$9	$459

Supplemental disclosure of non-cash financing Activities:
Conversion of debts to common stock	$52,000	$2,422,619

See accompanying notes to consolidated financial statements.

NOTE－ 1 ORGANIZATION AND BUSINESS BACKGROUND

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

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd and its subsidiaries. On March 22, 2022, the Company sold its shares of Ocean Way and its subsidiaries to a third-party for a total of $160,499 (RMB1,080,000).

On July 26, 2022, Khashing Yachts Industry (Guangdong) Limited changed its name to Guangdong Weiguan Ship Tech Co., Ltd. (“Weiguan Ship”).

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

NOTE－ 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

●	Use of estimates

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and 2021, the Company recorded $855 and $0 allowance for doubtful accounts, respectively.

●	Property, plant, and equipment

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

Translation of amounts from RMB and HK$ into US$ has been made at the following exchange rates as of and for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Period/year-end RMB:US$ exchange rate	6.8972	6.3588
Period/annual average RMB:US$ exchange rate	6.7290	6.4499
Period/year-end HK$:US$ exchange rate	7.8015	7.7971
Period/annual average HK$:US$ exchange rate	7.8306	7.7723
Period/year-end TWD:US$ exchange rate	30.7300	27.6879
Period/annual average TWD:US$ exchange rate	29.7963	27.9194

●	Lease

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

●	Related parties

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

●	Value-Added Tax

Enterprises or individuals, who sell commodities, engage in repair and consultation services in the PRC are subject to a value added tax in accordance with PRC Laws. The VAT standard rate had been 17% of the gross sale price until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

●	Recent accounting pronouncements

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

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE－ 3 GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $163,439 cash and cash equivalents and working capital deficit of $1,447,880 as of December 31, 2022 and net loss of $981,552 during the year ended December 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through March 30, 2024 is dependent upon the continued financial support from its shareholders. The Company is actively pursuing additional financing for its operations via potential loans and equity issuance. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－ 4 LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $235,895(RMB1,500,000), which is equivalent to 60% of equity ownership. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to assign the majority of directors in the board and controls Ocean Way. As a result, Ocean Way is treated as an investment rather than subsidiary. As of December 31, 2021, a total of $122,665(RMB780,000) has been invested in Ocean Way. In the year ended December 31, 2021, an investment loss of $61,474 has been recognized. On March 22,2022, the Company sold Ocean Way for a total proceed of $160,499 (RMB1,080,000). In the year ended December 31, 2022, an investment gain of $58,092 has been recognized

NOTE－ 5 PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment from the Company’s continuing operations consisted of the following:

	December 31, 2022	December 31, 2021

Leasehold improvements	$36,521	$39,316
Yacht mould	210,089	-
Motor vehicle	53,025	57,514
Office equipment	8,279	9,048
	307,914	105,878
Less: accumulated depreciation	(26,626)	(13,521)
Property, plant and equipment, net	$281,288	$92,357
Construction in process	103,631	185,667
Total	384,919	278,024

Depreciation expense for the years ended December 31, 2022 and 2021 were $16,249 and $43,309, respectively.

NOTE－ 6 INTANGIBLE ASSETS

Intangible assets from the Company’s continuing operations consisted of the following:

	December 31, 2022	December 31, 2021

Software	$7,485	$-
Total intangible assets	7,485	-
Less: accumulated amortization	(1,663)	-

Intangible assets, net	$5,822	$-

Amortization expense for the years ended December 31, 2022 and 2021 were $1,663 and $0, respectively.

For the years ended December 31, 2022 and 2021, $7,485 and $0 were used for purchase of intangible assets, respectively.

NOTE－ 7 DEPOSITS AND PREPAYMENTS

Deposits and prepayments from the Company’s continuing operations consisted of the following:

	December 31, 2022	December 31, 2021

Prepayments (a)	$590,989	$105,011

	$590,989	$105,011

(a)	Prepayments comprise of advance payments for material purchase, ship design, consulting and other services. The amount will be recognized as expenses in next twelve months.

NOTE－ 8 INVENTORY

Inventory from the Company’s continuing operations consisted of the following:

	December 31, 2022	December 31, 2021

Raw materials	$31,937	$-
Work-in-progress	34,896	37,440
Consigned processing goods	218,851	19,812
Finished goods	1,341,525	106,723
Total inventory	1,627,209	163,975
Less: inventory impairment	(92,607)	-
Inventory, net	$1,534,602	$163,975

NOTE－ 9 ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued expenses and other payable from the Company’s continuing operations consisted of the following:

	December 31, 2022	December 31, 2021

Accrued expenses	$83,013	$41,330
Other payable	1,635,387	156,499

	$1,718,400	$197,829

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

Supplemental balance sheet information related to leases from the Company’s continuing operations as of December 31, 2022 and 2021 are as follows

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$356,233	$534,231

Operating lease liabilities-current	$123,858	$141,725
Operating lease liabilities-noncurrent	275,025	422,948

Total	$398,883	$564,673

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2022:

For the twelve months ending December 31,	Operating Leases
2023	$123,858
2024	132,790
2025	142,235
Total lease payments	$398,883

NOTE－ 11 PROMISSORY NOTE

Promissory note represented the U.S. Small Business Administration, an Agency of the U.S. Government authorized a loan to the Company which bears interest at the rate of 3.75% per annum and will become repayable within 30 years, from the date of drawdown. This loan is secured by all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, (d) chattel paper, (e) receivables, (h) deposit accounts, (i) commercial tort claims and (j) general intangibles. The loan was borrowed on July 1, 2020 and the initial installment repayment date begins Twelve (12) months from the date of the promissory Note and has been extended for 30 months. As a result, the Company has not made any repayment. Total promissory note from the Company’s continuing operations recorded in balance were $87,500 at December 31, 2022 and 2021. The accrued interest expense is $3,281 for the years ended December 31, 2022 and 2021, respectively.

NOTE－ 12 INCOME TAXES

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

For the years ended December 31, 2022 and 2021, the Company paid interest and penalties associated with tax position amounting to $9 and $459, respectively.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
Loss before income taxes	$(178,759)	$(333,680)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(37,539)	(70,073)
Tax effect of allowance	37,539	70,073

Income tax expense	$-	$-

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rates ranging from 20% on the assessable income arising in Taiwan during its tax year. The operation in Taiwan incurred an operating loss and there is no provision for income tax for the years ended December 31, 2022 and 2021.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the years ended December 31, 2022 and 2021.

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended December 31, 2022 and 2021 are as follows:

	For the Years Ended December 31,
	2022	2021

Loss before income taxes	$(733,468)	$(748,128)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(183,367)	(187,032)
Net operating loss against valuation allowance	183,367	187,032

Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Deferred tax assets on
Net operating loss carryforwards:
- United States	$37,539	$70,073
- Taiwan	9,229	13,421
- Hong Kong	213	7,675
- PRC	183,367	187,032
Total	230,348	278,201
Less: valuation allowance	(230,348)	(278,201)

Deferred tax assets, net	$-	$-

As of December 31, 2022, the operations from the Company’s continuing operations is incurred $959,664 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets $230,348 on the expected future tax benefits from the net operating loss from the Company’s continuing operations carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－ 13 SHAREHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

The Company’s authorized shares are 5,000,000 preferred shares and 70,000,000 common shares with a par value of $0.001 per share.

Preferred Shares

As of December 31, 2022 and 2021, the Company had a total of 832,000 shares of its preferred stock issued and outstanding.

Common Shares

On February 15, 2022, the Company issued 50,000 shares of common stock to settle a debt in the amount of $50,000, at an agreed conversion price of $1.0 per share. A loss of $2,000 on the loan settlement has been recognized in the year ended December 31, 2022.

On March 22, 2022, the Company cancelled 60,000 shares of common stock previously issued to its former CFO due to termination of employment.

As of December 31, 2022 and 2021, the Company had a total of 25,546,810 and 25,556,810 shares of its common stock issued and outstanding, respectively.

NOTE－ 14 NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Net (loss) income for basic and diluted attributable to Vivic Corp.	$(944,396)	$(2,564,945)
Weighted average common stock outstanding – Basic and Diluted	25,549,386	25,240,065
Net (loss) income per share of common stock – basic and diluted	$(0.04)	$(0.10)

NOTE－ 15 RELATED PARTY TRANSACTIONS

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties from the Company’s continuing operations was $189,618 and $451,230 as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company borrowed $94,392 from related parties, repaid $45,490 to related parties.

The Company paid no consulting fee to Go Right Holdings Limited, who owns approximately 22% of the Company’s outstanding common stocks as of December 31, 2022 and 2021. The Company paid $0 and $180,000 consulting fee to Go Right Holdings Limited., during the years ended December 31, 2022 and 2021, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－ 16 COMMITMENTS AND CONTINGENCIES

As of December 31, 2022 and 2021, the Company has no material commitments and contingencies.

NOTE－ 17 SUBSEQUENT EVENTS

On January 3, 2023, the Company’s subsidiary namely Guangzhou Hysoul Yacht Company Limited ceased its operation and de-registered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, our management concluded that due to lack of segregation of duties and written control policies, our internal control over financial reporting was not effective as of December 31, 2022.

Although we have basic internal control system, we have insufficient staff to fulfill and supervise the internal control procedures, due to our limited operation and income. In addition, our accounting staff lack the US GAAP knowledge, which is critical to the effectiveness of our internal control.

Remediation of Material Weakness

We plan to expand our business and generate more income in the future. Therefore, we can spend more resources in hiring more experienced staff to strengthen our internal control.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Shang-Chiai Kung, CEO, CFO, Chairman of the Board and Board Director, 83 years old, is a resident of Taiwan. He received degree from An-Ping Junior High School. He was the Chairman of Kha Shing Enterprise Co., Ltd. (Taiwan) from 1988 to 2004. From 2008 till now, he is Chairman of Go Right Holdings Ltd. From 2013 till now, he is Chairman of Jiexing Argicultural Technology Co., Ltd.

Kun-Teng Liao, Secretary and Board Director, 55 years’ old, is a resident of Taiwan. He received an MBA degree from Seton Hall University, New Jersey, US, in 2013. From 2006 to 2016, he was the chairman of EcallBuy Trading Company Limited. He is Executive Director and General Manager of the subsidiary company, Guangzhou Hysoul Yacht Company Ltd. since May, 2019. He is also Executive Director and General Manager of subsidiary, Zhejiang Jiaxu Yacht Company Ltd. since July 2021.

Kevin Lee Board Director, 52 years’ old, is a resident of Taiwan. He received a bachelor degree from National Taiwan University,Taiwan, in 1988 and Columbia University, New York, US, in 1996. He was an Investment Manager of Sun Light Life Insurance Co. Ltd from 1994 till 1996. He was a Senior Manager of American Express Bank Taiwan Branch from 1998 till 2001. He was a Senior Manager of Taiwan Dahua Securities Co, Ltd from 2001 till 2004. He was CFO of Bilpuri Life Sciences Co., Ltd from 2004 till 2011. He was a Managing Director and Partner of Xinzhongli Dongxin Investment Co. Ltd from 2011 till 2013. He was an executive director of Tianrun International Holding Group Company from 2013 till 2017. He was also a Board advisor of Synthesis Energy Systems Company from 2016 till 2017. He was a partner of the Medical and Health Development Fund under China Minsheng Investment Group from May to October 2017. He was Chairman's adviser of Zhengrong Energy Investment Co. Ltd from 2017 till 2019. He is a director of Beijing Yunqing Equity Investment Fund Management Co. LTD since 2019.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

After the change of management in December 2022, we have not paid any compensation to our officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2022 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Officers/Directors	Address	No. of Shares	Percentage
Kun-Teng Liao (Secretary and Board Director)	No. 15 Chen Yu Rd., Changhua, Taiwan 50020	174,000	0.68%
	Officers and Directors as Total	174,000	0.68%

5% and above shareholder
Cheng-Lung Soong	10F, No. 59, Ln. 112, Jihu Rd., Zhongshan Dist.Taipei, Taiwan	2,039,000	7.98%
Go Right Holdings Ltd.	No. 7, Aly 1, Ln. 143, Sec. 2, Lin-An Rd., N. Dist. Tainan, Taiwan	2,624,800	10.27%
Liu-Shiang Kung Hwang	No. 7, Aly 1, Ln. 143, Sec. 2, Lin-An Rd., N. Dist. Tainan, Taiwan	1,875,562	7.34%
Kun-Horng Tsai	3F, No. 66, Ln. 133, Dongfeng Rd., N. Dist. Tainan, Taiwan	1,784,000	6.98%
Huilan Chen	1091 Rising Moon Trail, Snellville, GA. 30078	1,589,686	6.22%
Miao-Chuan Ho	No. 22, Ln. 480 Wenxian Rd., N. Dist. Tainan, Taiwan	1,455,000	5.70%
ANHUA TU	Room 702, Building 22, Yuding Supreme, Hongwen Qili, Siming. Dist. Xiamen, China	1,500,000	5.87%
BINCHANG TU	Room 702, Building 22, Yuding Supreme, Hongwen Qili, Siming. Dist. Xiamen, China	2,500,000	9.79%
	5% and above shareholder as Total	12,868,048	60.15%

(1)	The percentages below are based on 25,546,810 shares of our common stock issued and outstanding as of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties from the Company’s continuing operations was $189,618 and $451,230 as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company borrowed $94,392 from related parties, repaid $45,490 to related parties.

The Company paid no consulting fee to Go Right Holdings Limited., who owns approximately 22% of the Company’s outstanding common stocks as of December 31, 2022 and 2021. The Company paid $0 and $180,000 consulting fee to Go Right Holdings Limited., during the years ended December 31, 2022 and 2021, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current independent registered public accounting firm is YCM CPA Inc. Whom we engaged on March 23, 2022. The following table shows their fees for audit and other services in relation to our 2022 and 2021 fiscal years:

	For the fiscal years ended December 31,
	2022	2021
Audit service:	$50,000	$35,000
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	$50,000	$35,000

HKCM CPA & Co. served as our independent registered public accounting firm in the year of 2020 and reviewed our quarterly reports in the year of 2021. The following table shows their fees for audit and other services in relation to our 2022 and 2021 fiscal years:

	For the fiscal years ended December 31,
	2022	2021
Audit service:	$-	$12,000
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	$-	$12,000

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31. 1 & 31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32. 1 & 32. 1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS XBRL Instance Document

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

Vivic Corp
(Registrant)

Date: March 30, 2023	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer, Chairman of the Board, Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shang-Chiai Kung Shang-Chiai Kung	President and Chief Executive, CFO, (Principal Accounting Officer) Officer, Chairman of the Board, Director (Principal Executive Officer)	March 30, 2023

/s/ Kevin Lee Kevin Lee	Director,	March 30, 2023

/s/ Kun-Teng Liao Kun-Teng Liao	Director and Secretary	March 30, 2023