Form 10-Q
period 2023-03-31
VIVIC CORP.
filed 2023-05-15
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56198

VIVIC CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1353606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

187 E Warm Springs Road

Las Vegas, Nevada 89119

(Address of principal executive offices)

702 899 0818

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 Par Value	VIVC	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 15, 2023, there were 25,546,810 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

March 31, 2023

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding keeping and strengthening our relationships with merchants, manufacturers and end-users; and

●	general economic and business conditions in the regions where we provide our services.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer to Vivic Corp. (“Vivic”) and its subsidiaries.

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);

“Renminbi” and “RMB” refer to the legal currency of China;

“Securities Act” refers to the Securities Act of 1933, as amended; and

“US dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Statements

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$335,253	$163,439
Accounts receivable	-	57
Prepayments	969,762	590,989
Inventory	911,696	1,534,602
Other receivables	185,642	128,327
Total current assets	2,402,353	2,417,414

Non-current assets
Property and equipment, net	380,953	281,288
Intangible assets, net	5,180	5,822
Construction in process	78,507	103,631
Operating lease right-of-use assets	331,014	356,233
Other noncurrent assets	25,142	27,209
Total non-current assets	820,796	774,183

TOTAL ASSETS	$3,223,149	$3,191,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$172,756	$725,340
Accrued liabilities and other payables	289,119	620,807
Deferred revenue	2,025,040	1,108,078
Due to related parties	1,448,605	1,287,211
Loan payable	164,042	-
Operating lease liabilities - current	125,969	123,858
Total current liabilities	4,225,530	3,865,294

Non-Current liabilities
SBA loan payable	87,500	87,500
Operating lease liabilities - noncurrent	279,711	275,025
Total non-current liabilities	367,211	362,525

TOTAL LIABILITIES	4,592,741	4,227,819

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 25,546,810 shares issued and outstanding as of March 31, 2023 and December 31, 2022	25,547	25,547
Additional paid-in capital	3,746,177	3,746,177
Accumulated other comprehensive income	(78)	1,068
Accumulated deficit	(5,142,070)	(4,809,846)
Total stockholders’ deficit	(1,369,592)	(1,036,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,223,149	$3,191,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVIC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2023	2022

Revenue	$44,999	$1,058
Cost of revenue	66,719	950

Gross (loss) profit	(21,720)	108

Operating expenses
Selling expenses	50,869	53,043
Inventory impairment expense	26,012	-
G&A expenses	205,510	179,512
Total operating expenses	282,391	232,555

Loss from operations	(304,111)	(232,447)

Other income (expenses)
Investment gain	-	61,578
Interest income	-	132
Interest expense	(7,141)	(13,702)
Other income (expenses)	(20,972)	35
Loss on loan settlement	-	(2,000)
Total other income (expenses), net	(28,113)	46,043

Loss before income taxes	(332,224)	(186,404)

Income taxes	-	9

Net loss	(332,224)	(186,413)

Net loss attributable to non-controlling interest	-	(11,249)

Net loss attributable to Vivic Corp.	$(332,224)	$(175,164)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(1,146)	4,185

COMPREHENSIVE LOSS	$(333,370)	$(170,979)

Weighted average shares of common stock outstanding - basic and diluted	25,546,810	25,557,254

Net loss per share of common stock – basic and diluted	(0.01)	(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVIC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Equity attributable to VIVIC Corp. stockholders
	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	loss	deficit	interests	deficit

Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

Cancellation of shares	-	-	(60,000)	(60)	60	-	-	-	-
Shares issued for loan settlement	-	-	50,000	50	51,950	-	-	-	52,000
Foreign currency translation adjustment	-	-	-	-	-	4,185	-	-	4,185
Net loss	-	-	-	-	-	-	(175,164)	(11,249)	(186,413)

Balance as of March 31, 2022	832,000	$832	25,546,810	$25,547	$3,873,719	$14,532	$(4,040,614)	$(101,635)	$(227,619)

Balance as of December 31, 2022	832,000	$832	25,546,810	$25,547	$3,746,177	$1,068	$(4,809,846)	$-	$(1,036,222)

Cancellation of shares	-	-	-	-	-	-	-	-	-
Shares issued for loan settlement	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(1,146)	-	-	(1,146)
Net loss for the year	-	-	-	-	-	-	(332,224)	-	(332,224)

Balance as of March 31, 2023	832,000	$832	25,546,810	$25,547	$3,746,177	$(78)	$(5,142,070)	$-	$(1,369,592)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVIC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(332,224)	$(186,413)
Adjustments to reconcile net income to net cash (used in) provided by operating activities :
Depreciation and amortization expenses	4,425	1,858
Bad debt direct write-off and provision	-	11,125
Interest expense	-	5,742
Investment gain	-	(60,605)
Inventory impairment	26,012	-
Amortization of right-of-use assets	26,853	27,246
Loss on loan settlement	-	2,000
Changes in operating assets and liabilities:
Accounts receivable	57	(2)
Prepayments	(375,673)	(112,789)
Other receivables	(56,973)	101,552
Inventory	605,836	(18,762)
Other non-current assets	2,192	(24,178)
Deferred revenue	913,116	932,936
Accounts payable	(557,766)	(3,255)
Accrued liabilities and other payables	(335,374)	(18,126)
Lease liabilities	5,097	(1,714)

Net cash (used in) provided by operating activities	(74,421)	656,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in a subsidiary	-	(47,310)
Disposal of subsidiary	-	169,106
Purchase of property, plant and equipment	(76,941)	-

Net cash (used in) provided by investing activities	(76,941)	121,796

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related parties	-	(74,840)
Proceeds from related parties	158,303	-
Proceeds from third-party loans	164,509	50,000

Net cash provided by (used in) financing activities	322,812	(24,840)

Effect of exchange (loss)/gain on cash and cash equivalents	364	5,543

NET INCREASE IN CASH & CASH EQUIVALENTS	171,814	759,114

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	163,439	80,306

CASH & CASH EQUIVALENTS, END OF PERIOD	$335,253	$839,420
	-
Supplemental Cash Flows Information:
Cash paid for interest	$3,492	$95
Cash paid for income tax	$-	$9

Supplemental Disclosure of Non-Cash Activities:
Common stock issued for loan settlement	$-	$52,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－ 1 ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company” or “VIVC”) is a corporation established under the corporation laws in the State of Nevada on February 16, 2017. Starting in December 2018, the Company expanded its business operations to include new types of marine tourism. In addition, the Company started making efforts to enter into the businesses of constructing marinas and constructing yachts in the mainland China under the brand of Monte Fino. Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

The Company has also developed and operates “Joy Wave”(享浪)，an online yacht rental and leisure service business in Guangzhou, China. In mainland China and Taiwan, primarily through the Internet, the Company provides third-party yacht and marine tourism services. This marine tourism involves high quality coastal tourism attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

In the field of marine tourism, the number of yachts that can be rented has been increased through yacht-sharing programs, which make yachts available to more customers, though for limited time periods.

The Company also started to develop energy-saving yacht engines. It believes it has advanced technologies, that can enable it to produce engines that are 50% more efficient than those currently available. This energy-saving and innovative technology may be applied to new energy-saving engines for yachts. This innovative technology may bring favorable changes to the yachting industry and promote low-carbon tourism for global environmental protection.

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd and its subsidiaries. On March 22, 2022, the Company sold its shares of Ocean Way and its subsidiaries to a third-party for $160,499 (RMB1,080,000).

On July 26, 2022, Khashing Yachts Industry (Guangdong) Limited changed its name to Guangdong Weiguan Ship Tech Co., Ltd (“Weiguan Ship”).

On July 6, 2022, Zhejiang Jiaxu Yacht Company Limited changed its name to Wenzhou Jiaxu Yacht Company Limited (“Jiaxu”).

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 10, 2022, the noncontrolling shareholder surrendered its 30% of Wenzhou Jiaxu Yacht Company Limited to the Company, and Jiaxu became a wholly-owned subsidiary of the Company.

The Company also has a branch in the Republic of China (“ROC” or “Taiwan”), Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It is mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held
Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Investment holding and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Guangdong Weiguan Ship Tech Co., Ltd. (formerly Khashing Yachts Industry (Guangdong) Limited)	The People’s Republic of China	Tourism consultancy service and provision of yacht service	Registered: RMB10,000,000 Paid up: RMB4,236,132	100%

Guangzhou Hysoul Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB10,000,000 Paid up: RMB1,158,500	100%

Wenzhou Jiaxu Yacht Company Limited	The People’s Republic of China	Provision of yacht service	Registered: RMB1,000,000 Paid up: RMB1,000,000	100%

Vivic Corp. Taiwan Branch	The Republic of China (Taiwan)	Provision of yacht service	Registered: TWD 5,000,000 Paid up: TWD5,000,000	100%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－ 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

● Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim unaudited condensed consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 30, 2023.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

● Use of estimates

Preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Actual results may differ from these estimates.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2023 and December 31, 2022, the Company recorded $0 and $855 allowance for doubtful accounts, respectively.

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

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

● Intangible assets, net

Intangible assets are stated at cost less accumulated amortization. Intangible assets represent the trademark registered in the PRC and purchased software which are amortized on a straight-line basis over a useful life of 10 years.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three months ended March 31, 2023 and 2022 there were no intangible asset impairments to be recorded.

● Deferred revenue

Deferred revenue are the advance payments made by a customer for goods and services the company will provide in the future. Due to its short-term nature, deferred revenue is usually satisfied within the 12 months.

● Revenue recognition

In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from processing, distribution, and sales of its products.

● Comprehensive income/(loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income/(loss) is not included in the computation of income tax expense or benefit.

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

● Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statements of operations.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries operating in PRC, Taiwan and Hong Kong maintain their books and record in their local currency, Renminbi (“RMB”), New Taiwan Dollar (“TWD”) and Hong Kong dollars (“HK$”), which is a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets, and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in stockholder’s equity deficit.

Translation of amounts from RMB, TWD and HK$ into US$ has been made at the following exchange rates as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022	December 31, 2022
Period/year-end RMB:US$ exchange rate	6.8676	6.3431	6.8972
Period/annual average RMB:US$ exchange rate	6.8423	6.3481	6.7290
Period/year-end HK$:US$ exchange rate	7.8499	7.8306	7.8015
Period/annual average HK$:US$ exchange rate	7.8391	7.8050	7.8306
Period/year-end TWD:US$ exchange rate	30.4800	28.6328	30.7300
Period/annual average TWD:US$ exchange rate	30.3934	27.9955	29.7963

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

● Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total stockholders’ deficit on the condensed consolidated balance sheets and the net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the unaudited condensed consolidated statements of operations and comprehensive loss.

● Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the periods. Diluted loss per share of common stock is computed similar to basic loss per share of common stock except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

● Concentrations and credit risk

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, including amounts held in money market accounts. The Company places cash deposits with a federally insured financial institution. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s domestic cash deposits may at times exceed the insured limit. Balances in excess of insured limitations may not be insured. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

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

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

● Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation including reclassification of due to related party from other payables. These reclassifications had no impact on the reported results of operations and cash flows.

● Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2023. The adoption did not have significant impact on the Company’s unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its unaudited condensed consolidated financial statements and related disclosures.

NOTE－ 3 GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $335,253 cash and cash equivalents and a working capital deficit of $1,823,177 as of March 31, 2023 and incurred a net loss of $332,224 during the three months ended March 31, 2023. In addition, the coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, caused substantial disruption in international economies and global trade and had a significant adverse impact on the Company’s business. China recently abandoned its zero-COVID policy. Nevertheless, cases continued to occur in China during the quarter ended March 31, 2023, and many individuals continue to limit their activities.

The continuation of the Company as a going concern through the one year period from the date on which this report is filed is dependent upon continued financial support from its related parties and third party loans. The Company is actively pursuing additional financing for its operations via potential loans and equity issuances. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the financial statements are available to be issued. These and other factors  raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－ 4 LONG-TERM INVESTMENT

On January 3, 2021, the Company signed an investment agreement with Shenzhen Ocean Way Yachts Services Co., Limited (“Ocean Way”) to invest a total of $235,895(RMB1,500,000), for which the Company would have received 60% of the outstanding equity. However, based on the agreements, Shaorong Zhuang, the other shareholder has the right to designate the majority of directors of the board and is deemed to control Ocean Way. As a result, the Company’s investment in Ocean Way is treated as an investment rather than treating Ocean Way as a subsidiary. As of December 31, 2021, a total of $122,665 (RMB780,000) has been invested in Ocean Way. In the year ended December 31, 2021, an investment loss of $61,474 has been recognized. On March 22, 2022, the Company sold its interest in Ocean Way for proceeds of $160,499 (RMB1,080,000). In the year ended December 31, 2022, an investment gain of $61,578 has been recognized.

NOTE－ 5 PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022

Leasehold improvements	$36,678	$36,521
Yacht frame	330,972	210,089
Motor vehicle	35,504	53,025
Office equipment	8,325	8,279
Subtotal	411,479	307,914
Less: accumulated depreciation	(30,526)	(26,626)
Property, plant and equipment, net	$380,953	$281,288
Construction in process	78,507	103,631
Total	$459,460	$384,919

Depreciation expense for the three months ended March 31, 2023 and 2022 were $3,794 and $1,858, respectively.

Construction in progress was for catamaran yacht mold development. Total construction cost is RMB 1,470,000 ($214,000), the Company paid $35,399 as of March 31, 2023.

NOTE－ 6 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2023	December 31, 2022

Software	$7,485	$7,485
Total intangible assets	7,485	7,485
Less: accumulated amortization	(2,305)	(1,663)

Intangible assets, net	$5,180	$5,822

Amortization expense for the three months ended March 31, 2023 and 2022 were $631 and $0, respectively.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－ 7 INVENTORY

Inventory consisted of the following:

	March 31, 2023	December 31, 2022

Raw materials	$22,289	$31,937
Work-in-progress	-	34,896
Consigned processing goods	851,596	218,851
Finished goods	156,733	1,341,525
Total inventory	1,030,618	1,627,209
Less: inventory impairment	(118,922)	(92,607)
Inventory, net	$911,696	$1,534,602

NOTE－ 8 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2023	December 31, 2022

Accrued penalty	60,000	-
Accrued salaries	77,644	83,013
Accrued consulting fee	75,000	-
Other payables	76,475	537,794
Total accrued liabilities and other payable	$289,119	$620,807

The Company is currently in ongoing discussions with the Staff of the Securities and Exchange Commission with respect to a resolution of a claim with respect to the filing of a NT 10-K in 2022, whereby the Company will submit an Offer of Settlement in which it agrees to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-25 and 13a-11 thereunder and pay a civil monetary penalty of $60,000. The Company recorded this penalty as an accrued penalty as of March 31, 2023.

Accrued expenses and other payables are the expenses that will be settled in next twelve months.

NOTE－9 LEASES

The Company purchased a service vehicle under a financing lease arrangement for a total amount of $18,146 (RMB117,043) with principal and interest payable monthly from August 1, 2019, through May 1, 2022, with an effective interest rate of 2.25% per annum.

On January 15, 2021, the Company leased premises for an office and dock for operations under non-cancelable operating leases with initial terms of 5 years and an effective interest rate of 5.168% per annum. Operating lease payments are expended over the term of lease. The Company’s leases don’t include options to extend nor any restrictions or covenants. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease.

Supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022 are as follows

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$331,014	$356,233

Operating lease liabilities-current	$125,969	$123,858
Operating lease liabilities-noncurrent	279,711	275,025

Total	$405,680	$398,883

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2023:

For the twelve months ending March 31,	Operating Leases
2024	$125,969
2025	135,053
2026	144,658
Total lease payments	$405,680

NOTE－ 10 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($164,042) from this individual for a term of one year, with annual interest rate of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second month on the 15th of the month the Company received the loan proceeds. During the three months ended March 31, 2023, the Company recorded interest expense of $2,211. The loan is collateralized by 162,391 shares of the Company’s common stock that is owned by the son of the Company’s CEO (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2025, the Company is required to issue a number of shares is equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares.

NOTE－ 11 SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received $87,500 from the Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has annual interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the date of loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward the interest since the interest started to accrue from the original disbursement date. For the three months ended March 31, 2023 and 2022, the Company made repayment of interest of $1,708 and $0 for the EIDL loan, respectively.

As of March 31, 2023, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending March 31,	Amount
2024	$5,124
2025	5,124
2026	5,124
2027	5,124
2028	5,124
Thereafter	61,880
Total	$87,500

NOTE－ 12 STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had a total of 832,000 shares of its preferred stock issued and outstanding.

Common Stock

On February 15, 2022, the Company issued 50,000 shares of common stock to settle a debt in the amount of $50,000, at an agreed conversion price of $1.00 per share. A loss of $2,000 on the loan settlement has been recognized for the three months ended March 31, 2022.

On March 22, 2022, the Company cancelled 60,000 shares of common stock previously issued to its former CFO due to termination of employment.

As of March 31, 2023 and December 31, 2022, the Company had a total of 25,546,810 shares of its common stock issued and outstanding.

NOTE－ 13 NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Net loss for basic and diluted attributable to Vivic Corp.	$(332,224)	$(175,164)
Weighted average common stock outstanding – Basic and Diluted	25,546,810	25,557,254
Net loss per share of common stock – basic and diluted	$(0.01)	$(0.01)

NOTE－ 14 RELATED PARTY TRANSACTIONS

a.	Name of related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung CEO of Vivic Corp.
Yufei Zeng	Stockholder of Vivic Corp.
Shang-Chiai Kung	CEO of Vivic Corp.
Kun-Teng Liao	Secretary and Board Member

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b.	Due to related parties, net

Due to related parties consisted of the following:

Name	March 31, 2023	December 31, 2022
Yun-Kuang Kung	$1,195,380	$1,097,593
Yufei Zeng	63,642	-
Shang-Chiai Kung	210,100	209,940
Kun-Teng Liao	(20,517)	(20,322)
Total	$1,448,605	$1,287,211

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Due to related parties represented temporary advances to the Company by the stockholders or senior management of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－ 15 COMMITMENTS AND CONTINGENCIES

As of March 31, 2023 and December 31, 2022, the Company has no material commitments and contingencies.

NOTE－ 16 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company did not have any material subsequent events to disclose in its unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. You should specifically consider the various risk factors identified in our 2022 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

VIVIC CORP. (“VIVC”) was incorporated in the State of Nevada on February 16, 2017. Starting in December 2018, associated with the change of management, we expanded our business operations to include new types of marine tourism. In addition, we started making efforts to enter the businesses of constructing marinas and constructing yachts in mainland China under the brand of Monte Fino. Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

We have also developed and operate “Joy Wave”, an online yacht rental and leisure service business in Guangzhou, China. We provide third-party yacht and marine tourism services in mainland China and Taiwan primarily offering our services through the Internet. The tourism packages we provide are focused on providing high quality coastal voyages to leading vacation and tourism destinations in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou.

In the field of marine tourism, the number of yachts that can be rented has been increased through yacht-sharing programs which make yachts available to more customers though for limited time periods.

We also initiated efforts to develop energy-saving yacht engines. We believe that our advanced technologies will enable us to produce engines that are 50% more energy efficient than those generally available today. This energy-saving and innovative technology may be applied to new energy-saving engines for yachts. This innovative technology may bring favorable changes to the yachting industry and promote low-carbon tourism for global environmental protection.

Results of Operations

Our business has been adversely impacted by the COVID-19 pandemic and the various shelter in place orders, restrictions on travel and other activities imposed by various governmental entities. These measures and the response of many members of the public have led to, and are continuing to lead to, business slowdowns or shutdowns worldwide. The global economy and financial markets have been adversely influenced as well. In particular, our business in the tourism and recreation industries has been materially adversely impacted by the COVID-19 pandemic. China recently abandoned its zero-tolerance COVID-19 policies and all epidemic related control policies have been abolished. We anticipate that as a result, businesses generally, and ours in particular will begin to return to normal and improve as a result of abolishing of all the end of pandemic restrictions in China and worldwide.

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue, net	$44,999	%	$1,058	%	$43,941	4,153.21%
Cost of revenue	66,719	148.27%	950	89.79%	65,769	6,923.05%
Gross profit (loss)	(21,720)	(48.27)%	108	10.21%	(21,828)	(20,211.11)%
Selling expense	50,869	113.04%	53,043	5,013.52%	(2,174)	4.10%
Inventory impairment expense	26,012	57.81%			26,012	100.00%
General and administrative expense	205,510	456.70%	179,512	16,967.11%	25,998	14.48%
Total operating expenses	282,391	627.55%	232,555	21,980.62%	49,836	21.43%
Loss from operations	(304,111)	(675.82)%	(232,447)	(21,970.42)%	(71,664)	30,83%
Other income (expense), net	(28,113)	(62.47)%	46,043	4,351.89%	(74,156)	(161.06)%
Loss before income taxes	(332,224)	(738.29)%	(186,404)	(17,618.53)%	(145,820)	78.23%
Income tax expense	-	-%	9	0.85%	(9)	(100.00)%
Net Loss	(332,224)	(738.29)%	(186,413)	(17,619.38)%	(145,811)	78.22%
Net loss attributable to non-controlling interest	-	-	(11,249)	(1063.23)%	11,249	(100.00)%
Net loss attributable to Vivic Corp.	(332,224)	(738.29)%	(175,164)	(16,556.14)%	(157,060)	89.66%

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recover ability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Revenue

Revenue for the three months ended March 31, 2023 and 2022 were $44,999 and $1,058, respectively, an increase of $43,941 or 4,153.21%. The increase was primarily due to completion of sales orders during the quarter ended March 31, 2023 from our subsidiaries, Guangdong Weiguan and Wenzhou Jiaxu. We satisfied all our performance obligations and recognized revenue in the first quarter of 2023 for sales order we received at the end of 2022. In addition, our Taiwan branch begin operating in the first quarter of 2022 and generated sales and service orders for which we expect to recognize revenue in the next six months.

Cost of revenue

Costs of revenue for the three months ended March 31, 2023 and 2022 was $66,719 and $950, respectively, an increase of $65,769 or 6,923.05%. The increase of cost of revenue in 2023 was mainly due to increased revenue during the three months ended March 31, 2023.

Gross profit (loss)

The gross loss for the three months ended March 31, 2023 was $21,720 compared to gross profit of $108 for the three months ended March 31, 2022, a decrease of $21,828 or 20,211.11%. The gross loss margin was 48.27% and gross profit margin was 10.21% for the three months ended March 31, 2023 and 2022, respectively. The gross loss margin for the three months ended March 31, 2023 was mainly due to Guangdong Weiguan which accepted a sales contract with very low profit margin to attract the customer and increase its market presence.

Operating expenses

Selling expenses consist mainly of employee salaries and benefits, entertainment and transportation expenses of the marketing department. The selling expense was $50,869 for the three months ended March 31, 2023, comparable to the $53,043 in selling expenses for the three months ended March 31, 2022.

Inventory impairment expense was $26,012 and 0 for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expenses consist mainly of employee salaries and benefits, business meetings, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $205,510 for the three months ended March 31, 2023, compared to $179,512 for the three months ended March 31, 2022, an increase of $25,998 or 14.48%. The increase was mainly due to increased consulting fees of $36,108, increased rental expenses of $5,590, and increases in other G&A expenses of $22,269, which was partly offset by decreased salary expenses of $22,700 and decreased bad debt expenses of $11,029.

Other income (expenses), net

Net other expenses were $28,113 for the three months ended March 31, 2023, and net other income was 46,043 for the three months ended March 31, 2022, respectively. For the three months ended March 31, 2023, the net other expenses mainly consisted of interest expense of $7,141, other expenses of $20,972. For the three months ended March 31, 2022, the net other income mainly consisted of interest expense of $13,702, loan settlement loss of $2,000, investment gain of $61,578, and other income of $167.

Net loss

We had a net loss of $332,224 for the three months ended March 31, 2023, compared to $175,164 for the three months ended March 31, 2022, an increase of $157,060 or 89.66%, for the reasons as explained above.

LIQUIDITY AND GOING CONCERN

We had $335,253 cash and cash equivalents and a working capital deficit of $1,823,177 as of March 31, 2023 and incurred a net loss of $332,224 during the three months ended March 31, 2023. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2023, and 2022.

	2023	2022
Net cash provided by (used in) operating activities	$(74,421)	$656,615
Net cash provided by (used in) investing activities	$(76,941)	$121,796
Net cash provided by (used in) financing activities	$322,812	$(24,840)

Net cash used in and provided by operating activities

The net cash used in operating activities was $74,421 for the three months ended March 31, 2023, compared to net cash provided by operating activities of $656,615 for the three months ended March 31, 2022. The increase of cash outflow of $731,036 from operating activities for the three months ended March 31, 2023 was principally attributable to the increase in net loss of $145,811, increased cash outflow on deposits and prepayments by $262,884, increased cash outflow on accounts payable of $554,511, and increased cash outflow on accrued liabilities and other payables of $317,248, but partly offset by an increase in cash inflow on inventory of $605,836.

Net cash used in and provided by investing activities

The net cash used in investing activities for the three months ended March 31, 2023, was $76,941, compared to net cash provided by investing activities for the three months ended March 31, 2022, of $121,796. The net cash used in investing activities for the three months ended March 31, 2023, consisted of the purchase of fixed assets of $76,941. The net cash provided by investing activities for the three months ended March 31, 2022, consisted of the disposal of a subsidiary for $169,106, which was partly offset by an investment in the subsidiary of $47,310.

Net cash provided by and used in financing activities from continuing operations

The net cash provided by financing activities from continuing operations was $322,812 for the three months ended March 31, 2023, compared to net cash used in financing activities for the three months ended March 31, 2022 of $24,840. The net cash provided by financing activities for the three months ended March 31, 2023, consisted of proceeds from a third-party loan of $164,509, and proceeds from related parties of $158,303. The net cash used in financing activities for the three months ended March 31, 2022, consisted of repayments to related parties of $74,840, which was partly offset by proceeds from a third-party loan of $50,000.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $335,253 cash and cash equivalents and a working capital deficit of $1,823,177 as of March 31, 2023 and incurred a net loss of $332,224 during the three months ended March 31, 2023. In addition, the coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, caused substantial disruption in international economies and global trade and had a significant adverse impact on the Company’s business. China recently abandoned its zero-COVID policy. Nevertheless, cases continued to occur in China during the quarter ended March 31, 2023, and many individuals continue to limit their activities.

The continuation of the Company as a going concern through the one year anniversary of the date of this filing is dependent upon the continued financial support from its related parties and third party loans.  The Company is actively pursuing additional financing for its operations via potential loans and equity issuances. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the financial statements are available to be issued. These and other factors  raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recover ability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities to our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments to our principal shareholders. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with our business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long- term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

SIGNIFICANT ACCOUNTING POLICIES

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions which affect the reported the amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Accounting policies are critical and necessary to account for the material estimates and assumptions on our unaudited condensed consolidated financial statements. For further information on all of our significant accounting policies, see the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Annual Report.

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

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its CFS and related disclosures.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management of our Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At March 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff  with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been advised by the Staff of the Securities and Exchange Commission that in May 2022, the Company violated Rule 12b-25 by filing a Form 12b-25 “Notification of Late Filing” with respect to its Report on Form 10-Q for the quarter ended March 31, 2022, without including therein sufficient detail under the circumstances presented as to why the Form 10-Q could not be timely filed. Further, the Company failed to acknowledge in the Form 12b-25 anticipated significant changes in its results of operations for the first quarter of 2022 as compared to the first quarter of 2021 and to provide an explanation of the changes.

The Company is currently in ongoing discussions with the Staff of the Securities and Exchange Commission with respect to a resolution whereby the Company will submit an Offer of Settlement in which it agrees to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-25 and 13a-11 thereunder and to pay a civil monetary penalty of $60,000.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2022 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2022 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2023, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 17, 2021).

3.2	Bylaws of the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 17, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVIC, CORP.

Dated: May 15, 2023	By:	/s/ Shang-Chai Kung
Shang-Chai Kung
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

