Form 10-Q
period 2023-06-30
VIVIC CORP.
filed 2023-08-15
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 14, 2023, there were 26,657,921 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

June 30, 2023

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

PART I - FINANCIAL INFORMATION

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$899,230	$73,998
Deposit and prepayments	966,789	451,583
Inventory	823,288	-
Other receivables	88,620	-
Total current assets	2,777,927	525,581

Non-current assets
Property and equipment, net	1,207	1,458
Intangible assets, net	4,512	5,822
Total non-current assets	5,719	7,280

Assets classified as held for sale	2,718,384	2,658,736

TOTAL ASSETS	$5,502,030	$3,191,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35,005	$-
Accrued liabilities and other payables	204,964	254,579
Deferred revenue	2,356,290	576,449
Due to related parties	191,701	273,710
Income tax payable	5,892	-
Total current liabilities	2,793,852	1,104,738

Non-Current liabilities
SBA loan payable	87,500	87,500
Long term loan	545,700
Total non-current liabilities	633,200	87,500

Liabilities directly associated with assets classified as held for sale	2,309,514	3,035,581

TOTAL LIABILITIES	5,736,566	4,227,819

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 26,657,921 and 25,546,810 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	26,658	25,547
Additional paid-in capital	4,845,066	3,746,177
Accumulated other comprehensive income	3,940	1,068
Accumulated deficit	(5,111,032)	(4,809,846)
Total stockholders’ deficit	(234,536)	(1,036,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,502,030	$3,191,597

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Operating expenses
General and administrative expenses	$109,103	$27,814	$152,436	$56,597

Loss from operations	(109,103)	(27,814)	(152,436)	(56,597)

Other income (expenses)
Interest expense	(4,715)	(821)	(6,926)	(6,563)
Other income (expenses)	31,081	(106)	(28,921)	(235)
Loss on loan settlement	-	-	-	(2,000)
Total other income (expenses), net	26,366	(927)	(35,847)	(8,798)

Loss before income taxes	(82,737)	(28,741)	(188,283)	(65,395)

Income tax provision	-	-	-	9

Net loss from continuing operations	(82,737)	(28,741)	(188,283)	(65,404)

(Loss) income from discontinued operations	113,776	(292,991)	(112,905)	(442,741)

Net (loss) income for the period	31,039	(321,732)	$(301,188)	$(508,145)

Net loss attributable to noncontrolling interest arise from
Continuing operations	-	-	-	-
Discontinued operations	-	(23,309)	-	(34,558)

Total net loss attributable to noncontrolling interest	-	(23,309)	$-	$(34,558)

Net income (loss) attributable to Vivic Corp. arise from
Continuing operations	(82,737)	(28,741)	(188,283)	(65,404)
Discontinued operations	113,776	(269,682)	(112,905)	(408,183)

Total net loss attributable to Vivic Corp.	31,039	(298,423)	$(301,188)	$(473,587)

Other comprehensive item
Foreign currency translation gain (loss)	4,018	(8,118)	2,872	(3,933)

COMPREHENSIVE (LOSS) INCOME	35,057	(306,541)	$(298,316)	$(477,520)

Weighted average common stock outstanding
Basic and Diluted	25,974,160	25,546,810	25,761,666	25,552,004

Net loss from per share of common stock – Basic and Diluted	0.00	(0.01)	(0.01)	(0.02)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated loss	Noncontrolling interests	shareholders’ deficit

Balance as of December 31, 2022	832,000	$832	25,546,810	$25,547	$3,746,177	$1,068	$(4,809,846)	$-	$(1,036,222)

Foreign currency translation adjustment	-	-	-	-	-	(1,146)	-	-	(1,146)
Net loss for the period	-	-	-	-	-	-	(332,225)	-	(332,225)

Balance as of March 31, 2023	832,000	832	25,546,810	25,547	3,746,177	(78)	(5,142,071)	-	(1,369,593)

Shares issued for loan settlement	-	-	1,111,111	1,111	1,098,889	-	-	-	1,100,000
Foreign currency translation adjustment	-	-	-	-	-	4,018	-	-	4,018
Net loss for the period	-	-	-	-	-	-	31,039	-	31,039

Balance as of June 30, 2023	832,000	$832	26,657,921	$26,658	$4,845,066	$3,940	$(5,111,032)	$-	$(234,536)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated loss	Noncontrolling interests	shareholders’ deficit
Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

Cancellation of shares	-	-	(60,000)	(60)	60	-	-	-	-
Shares issued for loan settlement	-	-	50,000	50	51,950	-	-	-	52,000
Foreign currency translation adjustment	-	-	-	-	-	4,185	-	-	4,185
Net loss for the period	-	-	-	-	-	-	(175,164)	(11,249)	(186,413)

Balance as of March 31, 2022	832,000	832	25,546,810	25,547	3,873,719	14,532	(4,040,614)	(101,635)	(227,619)

Foreign currency translation adjustment	-	-	-	-	-	(8,118)	-	-	(8,118)
Net loss for the period	-	-	-	-	-	-	(298,423)	(23,309)	(321,732)

Balance as of June 30, 2022	832,000	$832	25,546,810	$25,547	$3,873,719	$6,414	$(4,339,037)	$(124,944)	$(557,469)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(188,283)	$(65,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	1,489	612
Shares issued for loan settlement	1,100,000	-
Changes in operating assets and liabilities:
Deposit and prepayments	(530,739)	4,109
Other receivables	(90,277)	(10,682)
Inventory	(838,676)	-
Deferred revenue	1,821,076	-
Accounts payable	35,659	-
Accrued liabilities and other payables	57,980	(37,017)
Taxes payable	6,002	-

Net cash provided by (used in) continuing operations	1,374,231	(108,382)
Net cash (used in) provided by discontinued operations	(235,556)	258,410

Net cash provided by operating activities	1,138,675	150,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(7,529)

Net cash used in continuing operations	-	(7,529)
Net cash (used in) provided by discontinued operations	(75,967)	64,951

Net cash (used in) provided by investing activities	(75,967)	57,422

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related parties	(64,462)	-
Proceeds from issuance of common and preferred stocks	-	50,000
Proceeds from related parties	-	3,904
Proceeds from loans	555,900	21,679

Net cash provided by continuing operations	491,438	75,583
Net cash used in discontinued operations	(744,664)	(292,639)

Net cash used in financing activities	(253,226)	(217,056)

Effect of exchange gain (loss) on cash and cash equivalents	(16,434)	20,574

NET INCREASE IN CASH & CASH EQUIVALENTS	793,047	10,968

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	163,439	80,306

CASH & CASH EQUIVALENTS, END OF PERIOD	$956,486	$91,274

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS:
Cash and cash equivalents	899,230	63,521
Cash and cash equivalents included in assets classified as held for sale	57,256	27,753
	$956,486	$91,274

Supplemental Cash Flows Information:
Continuing operations:
Cash paid for interest	$7,118	$67
Cash paid for income tax	$-	$9

Discontinued operations:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Flows Information:
Continuing operations:
Common stock issued for loan settlement	$1,100,000	$52,000

See accompanying notes to unaudited condensed consolidated financial statements.

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－ 1 ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company” or “VIVC”) was established under the corporate laws of the State of Nevada on February 16, 2017. In December 2018, the Company expanded its business operations to include marine tourism. In addition, the Company entered into the businesses of constructing marinas and constructing yachts in mainland China under the brand “Monte Fino”. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

The Company also operates “Joy Wave”(享浪)，an online yacht rental and leisure service business in Guangzhou, China. In mainland China and Taiwan, primarily through the Internet, the Company provides third-party yacht and marine tourism services. This marine tourism involves visits to high quality coastal tourist attractions in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou. The field of marine tourism has expanded in recent years as the number of yachts that can be rented has been increased through yacht-sharing programs which make such opportunities available to more customers, though for limited time periods.

The Company also seeks to develop energy-saving yacht engines. It believes it has advanced technologies, that can enable it to produce engines that are 50% more efficient than those currently available. This energy-saving and innovative technology may be applied to new energy-saving engines for yachts. This innovative technology may bring favorable changes to the yachting industry and promote low-carbon tourism for global environmental protection.

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

On July 12, 2023, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”, son of Shang-Chiai Kung, the Company’s principal shareholder, President and Chief Executive Officer) pursuant to which Mr. Kung acquired all of the shares of Weiguan Ship. In consideration for its interest in Weiguan Ship, the Company received nominal monetary consideration and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes.

Description of subsidiaries as of June 30, 2023

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

● Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim unaudited condensed consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 30, 2023.

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

● Principles of consolidation

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2023 and December 31, 2022, the Company had no allowance for doubtful accounts from the continuing operations, respectively.

● Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on a straight-line basis over the following expected useful lives from the date on which assets become fully operational and after taking into account their estimated residual values:

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three and six months ended June 30, 2023 and 2022 there were no intangible asset impairments to be recorded.

● Deferred revenue

Deferred revenue represents advance payments made by a customer for goods and services the company will provide in the future. Due to its short-term nature, deferred revenue is usually satisfied within the 12 months.

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

● Comprehensive income/(loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display comprehensive income, its components, and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income/(loss) is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries operating in PRC, Taiwan and Hong Kong maintain their books and record in their local currency, Renminbi (“RMB”), New Taiwan Dollar (“TWD”) and Hong Kong dollars (“HK$”), each of which is a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets, and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in stockholder’s equity deficit.

Translation of amounts from RMB, TWD and HK$ into US$ has been made at the following exchange rates as of June 30, 2023 and December 31, 2022 and for the six months ended June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022	December 31, 2022
Period/year-end RMB:US$ exchange rate	7.2516	6.6977	6.8972
Period/annual average RMB:US$ exchange rate	6.9300	6.4787	6.7290
Period/year-end HK$:US$ exchange rate	7.8370	7.8467	7.8015
Period/annual average HK$:US$ exchange rate	7.8370	7.8257	7.8306
Period/year-end TWD:US$ exchange rate	31.1526	29.7404	30.7300
Period/annual average TWD:US$ exchange rate	30.5810	28.7168	29.7963

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

● Related parties

Parties, which can be an entity or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

● Value-Added Tax

Enterprises or individuals who sell commodities, engage in repair and consultation services in the PRC are subject to a value added tax in accordance with PRC Laws. The VAT standard rate had been 17% of the gross sale price until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

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

NOTE － 3 DISCONTINUED OPERATIONS

On July 12, 2023, Vivic Hong Kong, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”) pursuant to which Mr. Kung acquired all of the shares of Weiguan Ship for nominal monetary consideration and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes. Management of the Company elected to dispose of Weiguan Ship due to its history of losses and anticipated losses, and the Company’s potential liability for the amount of the subscribed capital contributions in Weiguan Ship.

Assets and liabilities of Weiguan Ship and its subsidiaries (the “Disposal Group”) were classified as “Assets classified as held for sale” and “Liabilities directly associated with assets classified as held for sale” in the Company’s consolidated balance sheets, respectively. The following table summarizes the net assets and liabilities of the Disposal Group as of the dates indicated.

As of June 30 , 2023
ASSETS
Current assets
Cash and cash equivalents	$57,256
Deposit and prepayments	267,832
Inventory	1,553,453
Other receivables	88,695
Due from related parties	33,268
Total current assets	2,000,504
Non-current assets
Property and equipment, net	355,885
Construction in progress	74,349
Operating lease right-of-use assets	287,646
Total non-current assets	717,880
Total assets	$2,718,384
LIABILITIES
Current liabilities
Accounts payable	$433,325
Other payables and accrued liabilities	239,776
Deferred revenue	1,086,306
Due to related parties	289,849
Income tax payable	5,183
Operating lease liabilities-current	123,158
Total current liabilities	2,177,597
Operating lease liabilities-noncurrent	131,917
Total non-current liabilities	131,917
Total liabilities	$2,309,514

The operations of Weiguan Ship and its subsidiaries are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the three months, ended June 30,		For the six months, ended June 30,
	2023	2022	2023	20222
Revenue, Net	$912,668	$10,810	$957,667	$11,868
Cost of Sales	583,867	8,940	650,586	9,890
Gross Profit	328,801	1,870	307,081	1,978
Operating Expenses
Selling Expenses	61,184	-	112,054	-
G&A Expenses	147,367	304,002	335,556	507,774
Loss from Operations	120,250	(302,132)	(140,529)	(505,796)
Other Income (Expense)
Investment gain (loss)	-	(1,242)	-	60,336
Interest expense	(4,619)	7,893	(9,549)	(67)
Interest income	-	219	-	351
Other income (expenses)	(1,855)	2,271	37,173	2,435

Total Other Income (Expenses)	(6,474)	9,141	27,624	63,055
Income (Loss) Before Income Taxes	113,776	(292,991)	(112,905)	(442,741)
Net Loss from discontinued operations	$113,776	$(292,991)	$(112,905)	$(442,741)

NOTE－ 4 GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $899,230 of cash and cash equivalents and a working capital deficit of $15,925 as of June 30, 2023 and incurred a net loss of $82,737 and $188,283 from the Company’s continuing operations during the three and six months ended June 30, 2023.

The continuation of the Company as a going concern through the one year period from the date on which this report is filed is dependent upon continued financial support from its related parties loans or investments by third parties. The Company is actively pursuing additional financing for its operations via potential loans and equity issuances. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

Management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that this report is issued. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements contained in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result if the Company is able to continue as a going concern.

NOTE－ 5 PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and equipment from the Company’s continuing operations consisted of the following:

	June 30, 2023	December 31, 2022

Office equipment	$2,632	$2,668
Subtotal	2,632	2,668
Less: accumulated depreciation	(1,425)	(1,210)
Property, plant and equipment, net	$1,207	$1,458

Depreciation expense for the six months ended June 30, 2023 and 2022 from the Company’s continuing operations were $235 and $186, respectively.

Depreciation expense for the three months ended June 30, 2023 and 2022 from the Company’s continuing operations were $118 and $93, respectively.

As of June 30, 2023, the net total property and equipment from discontinued operations was $355,885 (Note 3).

As of June 30, 2023, the total construction in progress from discontinued operations was $74,349 (Note 3).

NOTE－ 6 INTANGIBLE ASSETS

Intangible assets from the Company’s continuing operations consisted of the following:

	June 30, 2023	December 31, 2022

Software	$7,383	$7,485
Total intangible assets	7,383	7,485
Less: accumulated amortization	(2,871)	(1,663)

Intangible assets, net	$4,512	$5,822

Amortization expense for the six months ended June 30, 2023 and 2022 from the Company’s continuing operations were $1,254 and $427, respectively.

Amortization expense for the three months ended June 30, 2023 and 2022 from the Company’s continuing operations were $623 and $427, respectively.

NOTE－ 7 INVENTORY

Inventory from the Company’s continuing operations consisted of the following:

	June 30, 2023	December 31, 2022

Finished goods	$823,288	$-
Total inventory	823,288	-
Less: inventory impairment	-	-
Inventory, net	$823,288	$-

As of June 30, 2023, the total inventory from discontinued operations was $1,553,453. (Note 3)

NOTE－ 8 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables from the Company’s continuing operations consisted of the following:

	June 30, 2023	December 31, 2022

Accrued penalty	$60,000	$-
Accrued salaries	1,385	1,236
Accrued consulting fee	90,000	60,000
Other payables	53,579	193,343
Total accrued liabilities and other payable	$204,964	$254,579

The Company is currently in ongoing discussions with the Staff of the Securities and Exchange Commission with respect to a resolution of a claim with respect to the NT 10-K filed in May 2022. The Company has submitted an Offer of Settlement in which it agrees to cease and desist from committing or causing any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-25 and 13a-11 thereunder and pay a civil monetary penalty of $60,000. The Company’s offer has yet to be accepted by the SEC. The Company recorded this penalty as an accrued penalty as of June 30, 2023.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

As of June 30, 2023, the total accrued liabilities and other payables from discontinued operations was $239,776. (Note 3)

NOTE－9 LEASES

The Company purchased a service vehicle under a financing lease arrangement with total payments of $18,146 (RMB117,043) starting August 1, 2019, with an effective interest rate of 2.25% per annum, due through May 1, 2022, with principal and interest payable monthly.

The Company leases premises for offices and docks for operations under non-cancelable operating leases with initial terms of 5 years and an effective interest rate of 5.168% per annum. Operating lease payments are expended over the term of lease. The Company’s leases do not include options to extend. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the lease. Supplemental balance sheet information related to leases from the Company’s discontinued operations as of June 30, 2023 is as follows (Note 3)

June 30, 2023
Operating leases:
Operating lease right-of-use assets	$287,646

Operating lease liabilities-current	$123,158
Operating lease liabilities-noncurrent	131,917

Total	$255,075

NOTE－ 10 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($164,042) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month the Company received the loan proceeds. During the three and six months ended June 30, 2023, the Company recorded interest expense from the Company’s continuing operations of $4,074 and $6,285, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s CEO (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2025, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more shares.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($381,658) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. During the six months ended June 30, 2023, the Company recorded interest expense from the Company’s continuing operations of $833. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Huang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp).

NOTE－ 11 SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward the interest since the interest started to accrue from the original disbursement date. For the six months ended June 30, 2023 and 2022, the Company made payments of interest of $2,562 and $0 on the EIDL loan, respectively.

As of June 30, 2023, the future minimum EIDL loan payments from the Company’s continuing operations to be paid by year are as follows:

Year Ending June 30,	Amount
2024	$5,124
2025	5,124
2026	5,124
2027	5,124
2028	5,124
Thereafter	61,880
Total	$87,500

NOTE－ 12 STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had 832,000 shares of its preferred stock issued and outstanding.

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

On May 26, 2023, the Company issued 1,111,111 shares of common stock to settle a debt due to Yun-Kuang Kung in the amount of $1,100,000, at a conversion price of $0.99 per share.

As of June 30, 2023 and December 31, 2022, the Company had 26,657,921 and 25,546,810 shares of its common stock issued and outstanding, respectively.

NOTE－ 13 NET LOSS PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share from the Company’s continuing operations for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Net income (loss) for basic and diluted attributable to Vivic Corp.	$31,039	$(298,423)
Weighted average common stock outstanding – Basic and Diluted	25,974,160	25,546,810
Net loss per share of common stock – basic and diluted	$(0.00)	$(0.01)

	Six months ended June 30,
	2023	2022
Net loss for basic and diluted attributable to Vivic Corp.	$(301,188)	$(473,587)
Weighted average common stock outstanding – Basic and Diluted	25,761,666	25,552,004
Net loss per share of common stock – basic and diluted	$(0.01)	$(0.02)

NOTE－ 14 RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung CEO of Vivic Corp.
Kung Huang Liu Shiang spouse	Spouse of Shang-Chiai Kung CEO of Vivic Corp.
Yufei Zeng	Stockholder of Vivic Corp.
Shang-Chiai Kung	CEO of Vivic Corp.
Kun-Teng Liao	Secretary and Board Member

b. Due from related parties, net

As of June 30, 2023, the due from related parties from discontinued operations was $33,268. (Note 3)

c. Due to related parties, net

Due to related parties from the Company’s continuing operations consisted of the following:

Name	June 30, 2023	December 31, 2022
Yun-Kuang Kung	$999	$63,770
Kung Huang Liu Shiang spouse	286	-
Shang-Chiai Kung	190,416	209,940
Kun-Teng Liao	-	-
Total	$191,701	$273,710

As of June 30, 2023, the due to related parties from discontinued operations was $289,849. (Note 3)

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

Due to related parties represented temporary advances to the Company by the stockholders or senior management of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related parties’ loan are not significant.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－ 15 COMMITMENTS AND CONTINGENCIES

As of June 30, 2023 and December 31, 2022, the Company has no material commitments and contingencies from the Company’s continuing operations.

As of June 30, 2023 and December 31, 2022, the Company has no material commitments and contingencies from the Company’s discontinued operations.

NOTE－ 16 SUBSEQUENT EVENTS

On July 12, 2023, Vivic Hong Kong, a wholly-owned subsidiary of Vivic Corp. (the “Company”), entered into a Stock Purchase Agreement with Yun-Kuang Kung, pursuant to which Mr. Kung acquired all of the shares of Guangdong Weiguan Ship Tech Co., Ltd. (“Weiguan Ship”). The divestiture of Weiguan Ship Tech is part of the Company’s plan to concentrate primarily on its business in Taiwan for the immediate future which has shown significant growth in the past three months.

In consideration for its interest in Weiguan Ship, the Company received nominal monetary consideration and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes.

In connection with the sale, the Company commissioned and received an appraisal of Weiguan Ship. In its report the appraiser noted that although Weiguan Ship had a value of approximately RMB 565,000 on a projected income basis, it had negative net assets (shareholders’ equity) in excess of RMB 8,200,000 yuan and Vivic Hong Kong and indirectly, the Company, could be held liable for any liability up to the amount of the subscribed capital contributions in Weiguan Ship. Thus, given the desire of management to focus on the Company’s Taiwan operations, management concluded it was in the best interest of the Company to sell Weiguan Ship to Mr. Kung, the son of Shang-Chiai Kung, the Company’s principal shareholder, President and Chief Executive Officer, in return for his agreement to indemnify the Company against any claims that might arise in respect of the operations of Weiguan Ship and its subsidiaries.

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

Overview

VIVIC CORP. (“VIVC”) was incorporated in the State of Nevada on February 16, 2017. In December 2018, we expanded our business operations to include marine tourism. In addition, we started making efforts to enter the businesses of constructing marinas and constructing yachts in mainland China under the brand “Monte Fino”. Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

We also developed and operate “Joy Wave”, an online yacht rental and leisure service business in Guangzhou, China. We provide third-party yacht and marine tourism services in mainland China and Taiwan primarily offering our services through the Internet. The tourism packages we provide are focused on providing high quality coastal voyages to leading vacation and tourism destinations in Taiwan and China including Hainan, Guangdong, Xiamen, and Quanzhou. In the field of marine tourism, the number of yachts that can be rented has been increased through yacht-sharing programs which make yachts available to more customers though for limited time periods.

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

Results of Operations

On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”) pursuant to which Mr. Kung acquired all of the shares of our indirectly wholly-owned subsidiary, Guangdong Weiguan Ship Tech Co., Ltd. (“Weiguan Ship”). The divestiture of Weiguan Ship is part of our plan to concentrate primarily on our business in Taiwan. As of June 30, 2023, our Taiwan branch had received $2.36 million in customers’ deposit for new sales orders.

Our unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As a result of the sale of our interest in Weiguan Ship and its subsidiaries, the assets and related liabilities and the results of operations of such entities are included in the financial statements included in this report as discontinued operations. The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

Comparison of continuing operations for the three months ended June 30, 2023 and 2022

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue, net	$-	-	$-	-	$-	-
Cost of revenue	-	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-	-
General and administrative expenses	109,103	-	27,814	-	81,289	292.26%
Total operating expenses	109,103	-	27,814	-	81,289	292.26%
Loss from operations	(109,103)	-	(27,814)	-	(81,289)	292.26%
Other income (expenses), net	26,366	-	(927)	-	27,293	(2,944.26)%
Loss before income taxes	(82,737)	-	(28,741)	-	(53,996)	187.87%
Income tax expense	-	-	-	-	-	-%
Net loss from continuing operations	(82,7367)	-	(28,741)	-	(53,996)	187.87%
Net income (loss) from discontinued operations	113,776	-	(292,991)	-	406,767	(138.83)%
Net income (loss) for the period	31,039	-	(321,732)	-	352,772	(109.65)%
Net loss attributable to noncontrolling interest arise from
Continuing operations	-	-	-	-	-	-%
Discontinued operations	-	-	(23,309)	-	23,309	(100.00)%
Net loss attributable to Vivic Corp. arise from
Continuing operations	(82,737)	-	(28,741)	-	(53,996)	187.78%
Discontinued operations	113,776	-	(269,682)	-	383,458	(142.19)%
Total net loss attributable to Vivic Corp.	31,039	-	(298,423)	-	329,462	(110.40)%

Revenue

There was no revenue from continuing operations for the three months ended June 30, 2023 and 2022, respectively. The absence of reported revenue from continuing operations was due to the divestiture of Weiguan Ship and its subsidiaries as discussed above.

Cost of revenue

For the reasons set forth above, there were no costs of revenue from continuing operations for the three months ended June 30, 2023 and 2022, respectively.

Gross profit (loss)

There was no gross profit (loss) from operations for the three months ended June 30, 2023 and 2022, respectively. The absence of gross profit reflects the divestiture of Weiguan Ship and its subsidiaries.

Operating expenses

General and administrative expenses from continuing operations were $109,103 for the three months ended June 30, 2023, compared to $27,814 for the three months ended June 30, 2022, an increase of $81,289 or 292.26%. The increase was mainly due to an increase in staffing fee of $70,040, and an increase in professional expenses of $22,249, which was partly offset by decreased consulting expenses of $10,250.

Other income (expenses), net

Net other income from continuing operations were $26,366 for the three months ended June 30, 2023, and net other expenses from continuing operations were $927 for the three months ended June 30, 2022, respectively. For the three months ended June 30, 2023, the net other income mainly consisted of interest expense of $4,715, and other income of $31,081. For the three months ended June 30, 2022, the net other income mainly consisted of interest expense of $821, and other expenses of $106.

Net loss

We had a net loss from continuing operations of $82,736 for the three months ended June 30, 2023, compared to $28,741 for the three months ended June 30, 2022, an increase of $53,986 or 187.78%, for the reasons as explained above.

Comparison of continuing operations for the six months ended June 30, 2023 and 2022

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue, net	$-	-	$-	-	$-	-
Cost of revenue	-	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-	-
General and administrative expenses	152,436		56,597	-	95,839	169.34%
Total operating expenses	152,436	-	56,597	-	95,839	169.34%
Loss from operations	(152,436)		(56,597)	-	(95,839)	169.34%
Other income (expenses), net	(35,847)	-	(8,798)	-	(27,049)	307.44%
Loss before income taxes	(188,283)		(65,395)	-	(122,888)	187.92%
Income tax expense	-	-	9	-	(9)	(100.00)%
Net loss from continuing operations	(188,283)		(65,404)	-	(122,879)	187.88%
Net (loss) income from discontinued operations	(112,905)	-	(442,741)	-	329,836	(74.50)%
Net loss for the period	(301,188)	-	(508,145)	-	206,957	(40.73)%
Net loss attributable to noncontrolling interest arise from
Continuing operations	-	-	-	-	-	-%
Discontinued operations	-	-	(34,558)	-	34,558	(100.00)%
Net loss attributable to Vivic Corp. arise from
Continuing operations	(188,283)	-	(65,404)	-	(122,879)	187.88%
Discontinued operations	(112,905)	-	(408,183)	-	295,278	(72.34)%
Total net loss attributable to Vivic Corp.	(301,188)	-	(473,587)	-	172,399	(36.40)%

Revenue

There was no revenue from continuing operations for the six months ended June 30, 2023 and 2022, respectively. The absence of reported revenue from continuing operations was due to the divestiture of Weiguan Ship and its subsidiaries to concentrate on our business in Taiwan for the immediate future.

Cost of revenue

There were no costs of revenue from continuing operations for the six months ended June 30, 2023 and 2022, respectively.

Gross profit (loss)

There was no gross profit (loss) from continuing operations for the six months ended June 30, 2023 and 2022, respectively. The absence of gross profit reflects the divestiture of Weiguan Ship and its subsidiaries.

Operating expenses

Selling expenses consist mainly of employee salaries and benefits, entertainment and transportation expenses of the marketing department. There were no selling expenses from continuing operations for the six months ended June 30, 2023 and 2022, respectively.

General and administrative expenses from continuing operations consist mainly of employee salaries and benefits, business meetings, utilities, accounting, consulting, and legal expenses. General and administrative expenses from continuing operations were $152,436 for the six months ended June 30, 2023, compared to $56,597 for the six months ended June 30, 2022, an increase of $95,839 or 169.34%. The increase was mainly due to an increase in our management service fee of $30,000, increased professional expenses of $22,249, and increases in staffing fees of $78,264, which were partly offset by decreased salary expenses of $14,335 and decreased consulting expenses of $16,330.

Other income (expenses), net

Net other expenses from continuing operations were $35,847 for the six months ended June 30, 2023, and net other expenses from continuing operations were $8,798 for the six months ended June 30, 2022, respectively. For the six months ended June 30, 2023, the net other expenses mainly consisted of interest expense of $6,926 and other expenses of $28,921. For the six months ended June 30, 2022, the net other expenses mainly consisted of interest expense of $6,563, a loan settlement loss of $2,000, and other expenses of $235.

Net loss

We had a net loss from continuing operations of $188,282 for the six months ended June 30, 2023, compared to $65,404 for the six months ended June 30, 2022, an increase of $122,878 or 187.88%, for the reasons as explained above.

LIQUIDITY AND GOING CONCERN

We had $899,230 cash and cash equivalents and a working capital deficit of $15,925 as of June 30, 2023, and incurred a net loss from continuing operations of $82,736 and $188,282 during the three and six months ended June 30, 2023, respectively. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023, and 2022.

	2023	2022
Net cash provided by (used in) operating activities for continuing operations	$1,374,231	$(108,382)
Net cash (used in) provided by operating activities for discontinued operations	(235,556)	258,410
Net cash provided by operating activities	1,138,675	150,028
Net cash used in investing activities for continuing operations	-	(7,529)
Net cash (used in) provided by investing activities for discontinued operations	(75,967)	64,951
Net cash (used in) provided by investing activities	(75,967)	57,422
Net cash provided by financing activities for continuing operations	491,438	75,583
Net cash used in financing activities for discontinued operations	(744,664)	(292,639)
Net cash used in financing activities	$(253,226)	$(217,056)

Net cash from continuing operations used in and provided by operating activities

The net cash provided by operating activities from continuing operations was $1,374,231 for the six months ended June 30, 2023, compared to net cash used in operating activities from continuing operations of $108,382 for the six months ended June 30, 2022. The cash provided by operating activities for the six months ended June 30, 2023 was principally attributable to deferred revenue of $1,821,076, which was mainly customer deposits for sales order received in our Taiwan branch, partly offset by cash outflows in the form of deposits and prepayments of $530,739.

Net cash from continuing operations used in and provided by investing activities

No cash was used in investing activities for continuing operations for the six months ended June 30, 2023, compared to net cash used in investing activities for continuing operations of $7,529 for the six months ended June 30, 2022. The net cash used in investing activities for continuing operations for the six months ended June 30, 2022, consisted of the purchase of office equipment for $7,529.

Net cash from continuing operations provided by and used in financing activities

The net cash provided by financing activities from continuing operations was $491,438 for the six months ended June 30, 2023, compared to net cash provided by financing activities from continuing operations of $75,583 for six months ended June 30, 2022. The net cash provided by financing activities from continuing operations for the six months ended June 30, 2023, consisted of proceeds from loans of $555,900, partly offset by payments to related parties of $64,462. The net cash provided by financing activities from continuing operations for the six months ended June 30, 2022, consisted of proceeds from issuance of shares of $50,000, proceeds from related parties of $3,904 and proceeds from loans of $21,679.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $899,230 cash and cash equivalents available for the Company’s continuing operations and a working capital deficit of $15,925 from the Company’s continuing operations as of June 30, 2023 and incurred a net loss of $188,283 from continuing operations during the six months ended June 30, 2023.

The continuation of the Company as a going concern through the one-year anniversary of the date of this filing is dependent upon the continued financial support from its related parties and loans or investments from third parties. The Company is actively pursuing additional financing for its operations through loans and the sale of equity. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

Management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date of issuance of this report. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities to our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments to our principal shareholders. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with our business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long- term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this report, we do not have any material commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

At June 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan as our business develops, to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been advised by the Staff of the Securities and Exchange Commission that in May 2022, the Company violated Rule 12b-25 by filing a Form 12b-25 “Notification of Late Filing” with respect to its Report on Form 10-Q for the quarter ended March 31, 2022, without including therein sufficient detail under the circumstances presented as to why the Form 10-Q could not be timely filed. Further, the Company failed to acknowledge in the Form 12b-25 anticipated significant changes in its results of operations for the first quarter of 2022 as compared to the first quarter of 2021 and to provide an explanation of the changes. The Company is currently in ongoing discussions with the Staff of the Securities and Exchange Commission with respect to a resolution of this matter and has submitted to the Staff an Offer of Settlement whereby the Company will agree to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-25 and 13a-11 thereunder and to pay a civil monetary penalty of $60,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2023, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

VIVIC CORP.

Dated: August 15, 2023	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

