Form 10-Q
period 2023-09-30
VIVIC CORP.
filed 2023-11-14
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 13, 2023, there were 26,657,921 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

September 30, 2023

INDEX

		Page

Part I – Financial Information		4

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Changes In Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4.	Controls and Procedures	26

Part II – Other Information		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

	Signatures	28

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

PART I - FINANCIAL INFORMATION

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71,583	$73,998
Deposit and prepayments	1,141,997	451,583
Inventory	124,000	-
Due from related party	2,821,192	-
Other receivables	100,708	-
Total current assets	4,259,480	525,581

Non-current assets
Property and equipment, net	1,054	1,458
Intangible assets, net	3,764	5,822
Total non-current assets	4,818	7,280

Assets classified as held for sale	-	2,658,736

TOTAL ASSETS	$4,264,298	$3,191,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued liabilities and other payables	$196,196	147,242
Deferred revenue	1,506,301	576,449
Due to related parties	345,687	273,710
Total current liabilities	2,048,184	997,401

Non-Current liabilities
SBA loan payable	87,500	87,500
Long term loan	527,000	-
Total non-current liabilities	614,500	87,500

Liabilities directly associated with assets classified as held for sale	-	3,142,918

TOTAL LIABILITIES	2,662,684	4,227,819

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 26,657,921 and 25,546,810 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	26,658	25,547
Additional paid-in capital	4,845,066	3,746,177
Accumulated other comprehensive income	943	1,068
Accumulated deficit	(3,271,885)	(4,809,846)
Total stockholders’ equity (deficit)	1,601,614	(1,036,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,264,298	$3,191,597
	-	-

See accompanying notes to unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue, net	$791,043	$-	$791,043	$-

Cost of sales	699,217	-	699,217	-

Gross profit	91,826	-	91,826	-

Operating expenses
General and administrative expenses	$105,234	$51,092	$257,668	$107,689

Loss from operations	(13,408)	(51,092)	(165,842)	(107,689)

Other income (expenses)
Interest expense	(6,271)	(444)	(13,197)	(7,007)
Other income (expenses)	(381)	(138)	(29,302)	(373)
Loss on loan settlement	-	-	-	(2,000)
Total other income (expenses), net	(6,652)	(582)	(42,499)	(9,380)

Loss before income taxes	(20,060)	(51,674)	(208,341)	(117,069)

Income tax provision	-	-	-	9

Net loss from continuing operations	(20,060)	(51,674)	(208,341)	(117,078)

Income (loss) from discontinued operations	1,859,207	(236,639)	1,746,302	(679,380)

Net income (loss) for the period	$1,839,147	$(288,313)	$1,537,961	$(796,458)

Net loss attributable to noncontrolling interest arise from
Continuing operations	-	-	-	-
Discontinued operations	-	(3,312)	-	(37,870)

Total net loss attributable to noncontrolling interest	$-	$(3,312)	$-	$(37,870)

Net income (loss) attributable to Vivic Corp. arising from
Continuing operations	(20,060)	(51,674)	(208,341)	(117,078)
Discontinued operations	1,859,207	(233,327)	1,746,302	(641,510)

Total net income (loss) attributable to Vivic Corp.	$1,839,147	$(285,001)	$1,537,961	$(758,588)

Other comprehensive item
Foreign currency translation gain (loss)	(2,997)	16,771	(125)	12,838

COMPREHENSIVE INCOME (LOSS)	$1,836,150	$(268,230)	$1,537,836	$(745,750)

Weighted average common stock outstanding
Basic and Diluted	26,657,921	25,546,810	26,063,700	25,550,253

Net income (loss) from per share of common stock – Basic and Diluted	0.07	(0.01)	0.06	(0.03)

See accompanying notes to unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Preferred stock		Common stock		Additional	Accumulated other		Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated loss	equity (deficit)

Balance as of December 31, 2022	832,000	$832	25,546,810	$25,547	$3,746,177	$1,068	$(4,809,846)	$(1,036,222)

Foreign currency translation adjustment	-	-	-	-	-	(1,146)	-	(1,146)
Net loss for the period	-	-	-	-	-	-	(332,225)	(332,225)

Balance as of March 31, 2023	832,000	832	25,546,810	25,547	3,746,177	(78)	(5,142,071)	(1,369,593)

Shares issued for loan settlement	-	-	1,111,111	1,111	1,098,889	-	-	1,100,000
Foreign currency translation adjustment	-	-	-	-	-	4,018	-	4,018
Net loss for the period	-	-	-	-	-	-	31,039	31,039

Balance as of June 30, 2023	832,000	832	26,657,921	26,658	4,845,066	3,940	(5,111,032)	(234,536)

Foreign currency translation adjustment	-	-	-	-	-	(2,997)	-	(2,997)
Net income for the period	-	-	-	-	-	-	1,839,147	1,839,147

Balance at September 30, 2023	832,000	$832	26,657,921	$26,658	$4,845,066	$943	$(3,271,885)	$1,601,614

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Equity attributable to VIVIC Corp. stockholders
	Preferred stock		Common stock		Additional	Accumulated other			Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated loss	Noncontrolling interests	equity (deficit)

Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

Cancellation of shares	-	-	(60,000)	(60)	60	-	-	-	-
Shares issued for loan settlement	-	-	50,000	50	51,950	-	-	-	52,000
Foreign currency translation adjustment	-	-	-	-	-	4,185	-	-	4,185
Net loss for the period	-	-	-	-	-	-	(175,164)	(11,249)	(186,413)

Balance as of March 31, 2022	832,000	832	25,546,810	25,547	3,873,719	14,532	(4,040,614)	(101,635)	(227,619)

Foreign currency translation adjustment	-	-	-	-	-	(8,118)	-	-	(8,118)
Net loss for the period	-	-	-	-	-	-	(298,423)	(23,309)	(321,732)

Balance as of June 30, 2022	832,000	832	25,546,810	25,547	3,873,719	6,414	(4,339,037)	(124,944)	(557,469)

Acquisition of minority equity of a subsidiary	-	-	-	-	(128,256)	-	-	128,256	-
Foreign currency translation adjustment	-	-	-	-	-	16,771	-	-	16,771
Net loss	-	-	-	-	-	-	(285,001)	(3,312)	(288,313)

Balance as of September 30, 2022	832,000	$832	25,546,810	$25,547	$3,745,463	$23,185	$(4,624,038)	$-	$(829,011)

See accompanying notes to unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(208,341)	$(117,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	2,206	1,233
Changes in operating assets and liabilities:
Deposit and prepayments	(741,080)	(2,605)
Other receivables	(104,788)	-
Inventory	(129,201)	-
Deferred revenue	997,298	-
Accrued liabilities and other payables	49,591	(36,507)

Net cash used in continuing operations	(134,315)	(154,957)
Net cash (used in) provided by discontinued operations	(235,558)	82,318

Net cash used in operating activities	(369,873)	(72,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(7,236)
Cash from discontinued operation	32,185	-
Net cash used in continuing operations	32,185	(7,236)
Net cash (used in) provided by discontinued operations	(75,967)	65,759

Net cash (used in) provided by investing activities	(43,782)	58,523

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common and preferred stocks	-	50,000
Due from / (to) related parties	(414,502)	50,585
Proceeds from loans	549,100	-

Net cash provided by continuing operations	134,598	100,585
Net cash provided by (used in) discontinued operations	282,419	(161,813)

Net cash provided by (used in) financing activities	417,017	(61,228)

Effect of exchange gain (loss) on cash and cash equivalents	(5,777)	52,855

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,415)	(22,489)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	73,998	80,306

CASH & CASH EQUIVALENTS, END OF PERIOD	$71,583	$57,817

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS:
Cash and cash equivalents	71,583	49,263
Cash and cash equivalents included in assets classified as held for sale	-	8,554
	$71,583	$57,817

Supplemental Cash Flows Information:
Continuing operations:
Cash paid for interest	$17,355	$66
Cash paid for income tax	$-	$9

Discontinued operations:
Cash paid for interest	$9,549	$-
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Flows Information:
Continuing operations:
Common stock issued for loan settlement	$1,100,000	$52,000

See accompanying notes to unaudited condensed consolidated financial statements

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

On July 12, 2023, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”, son of Shang-Chiai Kung, the Company’s principal shareholder, President and Chief Executive Officer), pursuant to which Mr. Kung acquired all of the shares of Weiguan Ship. In consideration for its interest in Weiguan Ship, the Company received RMB 1,000 ($137) consideration and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes.

Description of subsidiaries as of September 30, 2023

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held
Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Holding company and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Vivic Corp. Taiwan Branch	The Republic of China (Taiwan)	Provision of yacht service	Registered: TWD 5,000,000 Paid up: TWD5,000,000	100%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－ 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

● Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim unaudited condensed consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the SEC on March 30, 2023.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2023 and December 31, 2022, the Company had no allowance for doubtful accounts.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three and nine months ended September 30, 2023 and 2022 there were no intangible asset impairments to be recorded.

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

Translation of amounts from RMB, TWD and HK$ into US$ has been made at the following exchange rates as of September 30, 2023 and December 31, 2022 and for the nine months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022	December 31, 2022
Period/year-end RMB:US$ exchange rate	7.2960	7.1128	6.8972
Period/annual average RMB:US$ exchange rate	7.0343	6.6023	6.7290
Period/year-end HK$:US$ exchange rate	7.8308	7.8499	7.8015
Period/annual average HK$:US$ exchange rate	7.8341	7.8332	7.8306
Period/year-end TWD:US$ exchange rate	32.2400	31.7843	30.7300
Period/annual average TWD:US$ exchange rate	30.9367	29.2791	29.7963

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

● Net loss per share of common stock

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

NOTE － 3 DISCONTINUED OPERATIONS

On July 12, 2023, Vivic Hong Kong, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”) pursuant to which Mr. Kung acquired all of the shares of Weiguan Ship for RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes. Management of the Company elected to dispose of Weiguan Ship due to its history of losses and anticipated losses, and the Company’s potential liability for the amount of the subscribed capital contributions in Weiguan Ship.

There were no material transactions for disposed group for the period from July 1, 2023 through July 12, 2023, and for the purpose of complying with the Company’s monthly accounting cut-off date, the Company used June 30, 2023 as the date of disposal. The following table summarizes the carrying value of the assets and liabilities of the disposed group at the closing date of disposal. The Company recorded $1.86 million gain on disposal of the subsidiaries, which was the difference between the selling price of US$138 and the carrying value of the net assets of the disposed group; further, under ASC 830-30-40-1, since the sale represented a substantially complete liquidation of the foreign entity, Vivic reclassified the entire accumulated currency translation adjustment balance of $0.17 million associated with Weiguan Ship from equity to gain on disposal.

As of June 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$57,256
Deposit and prepayments	267,832
Inventory	1,553,453
Other receivables	88,694
Due from related parties	33,268
Total current assets	2,000,503
Non-current assets
Property and equipment, net	355,885
Construction in progress	74,349
Operating lease right-of-use assets	287,646
Total non-current assets	717,880
Total assets	$2,718,383
LIABILITIES
Current liabilities
Accounts payable	$433,325
Other payables and accrued liabilities	239,777
Deferred revenue	1,086,306
Due to related parties including selling shareholders	2,389,282
Income tax payable	5,183
Operating lease liabilities-current	123,158
Total current liabilities	4,277,031
Operating lease liabilities-noncurrent	131,917
Total non-current liabilities	131,917
Total liabilities	$4,408,948

The operations of Weiguan Ship and its subsidiaries are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the three months, ended September 30,		For the nine months, ended September 30,
	2023	2022	2023	2022
Revenue, Net	$-	$25,479	$957,667	$37,347
Cost of Sales	-	28,811	650,586	38,701
Gross Profit	-	(3,332)	307,081	(1,354)

Operating Expenses	-	231,924	447,610	739,698

Loss from Operations	-	(235,256)	(140,529)	(741,052)
Other Income (Expense)
Investment gain (loss)	-	(1,130)	-	59,206
Interest expense	-	-	(9,549)	(65)
Interest income	-	24	-	373
Other income (expenses)	-	(277)	37,173	2,158

Total Other Income (Expenses)	-	(1,383)	27,624	61,672
Loss Before Income Taxes	-	(236,639)	(112,905)	(679,380)
Income Tax Expense	-	-	-	-
Net Loss from Discontinued Operations	$-	$(236,639)	$(112,905)	$(679,380)

NOTE－ 4 GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $71,583 of cash and cash equivalents and working capital of $2.21 million as of September 30, 2023, and although the Company generated net income of $1.84 million and $1.54 million during the three and nine months ended September 30, 2023, this was mainly from the gain on disposal of subsidiaries of $1.86 million.

The continuation of the Company as a going concern through the one year period from the date on which this report is filed is dependent upon continued financial support from its related parties or loans or investments by third parties. The Company is actively pursuing additional financing for its operations via potential loans and equity issuances. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

Management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that this report is issued. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements contained in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result if the Company is unable to continue as a going concern.

NOTE－5 DEPOSIT AND PREPAYMENTS

Deposit and prepayments consisted of the following:

	September 30, 2023	December 31, 2022

Prepayments	$1,128,630	$451,483
Prepaid service fee	13,367	-
Total deposit and prepayments	$1,141,997	$451,583

Prepayments mainly consisted of prepaid expenses to vendors. Prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE－ 6 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022

Office equipment	$2,542	$2,668
Subtotal	2,542	2,668
Less: accumulated depreciation	(1,488)	(1,210)
Property, plant and equipment, net	$1,054	$1,458

Depreciation expense for the three months ended September 30, 2023 and 2022 was $115 and $141, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $350 and $234, respectively.

NOTE－ 7 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2023	December 31, 2022

Software	$7,130	$7,485
Total intangible assets	7,130	7,485
Less: accumulated amortization	(3,366)	(1,663)

Intangible assets, net	$3,764	$5,822

Amortization expense for the three months ended September 30, 2023 and 2022 was $602 and $572, respectively.

Amortization expense for the nine months ended September 30, 2023 and 2022 was $1,856 and $999, respectively.

NOTE－ 8 INVENTORY

Inventory consisted of the following:

	September 30, 2023	December 31, 2022

Finished goods	$124,000	$-
Total inventory	124,000	-
Less: inventory impairment	-	-
Inventory, net	$124,000	$-

NOTE－ 9 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30, 2023	December 31, 2022

Accrued penalty	$45,000	$-
Accrued salaries	1,367	1,236
Accrued consulting fee	105,000	60,000
Other payables	44,829	86,006
Total accrued liabilities and other payable	$196,196	$147,242

On August 22, 2023, the Company was charged by the Securities and Exchange Commission with violating Rule 12b-25 by filing a Form 12b-25 “Notification of Late Filing” with respect to its Report on Form 10-Q for the quarter ended March 31, 2022, without including sufficient detail under the circumstances presented as to why the Form 10-Q could not be timely filed. More specifically, the SEC alleged that the delay was the result of an anticipated restatement of financial statements. Further, the Company failed to acknowledge in the Form 12b-25 anticipated significant changes in its results of operations for the first quarter of 2022 as compared to the first quarter of 2021 and to provide an explanation of the changes. Without admitting or denying the findings of the SEC, the Company agreed to a cease-and-desist order that found that the Company filed one deficient Form NT and one untimely Form 8-K. In addition, the Company agreed to pay a fine of $60,000.

The Company recorded the $60,000 fine, and during the three and nine months ended September 30, 2023, the Company made a payment of $15,000 to an escrow account, which fund was subsequently released to the SEC.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE－ 10 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($164,042) from this individual for a term of one year, with annual interest 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three and nine months ended September 30, 2023, the Company recorded interest expense of $3,961 and $10,246, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s CEO (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2025, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($381,658) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. During the three and nine months ended September 30, 2023, the Company recorded interest expense of $2,436 and $3,269, respectively. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Huang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp).

NOTE－ 11 SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward the interest since the interest started to accrue from the original disbursement date. For the three months ended September 30, 2023 and 2022, the Company made payments of interest of $1,281 and $0, respectively. For the nine months ended September 30, 2023 and 2022, the Company made payments of interest of $3,843 and $0 on the EIDL loan, respectively.

As of September 30, 2023, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending September 30,	Amount
2024	$5,124
2025	5,124
2026	5,124
2027	5,124
2028	5,124
Thereafter	61,880
Total	$87,500

NOTE－ 12 STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company had 832,000 shares of its preferred stock issued and outstanding.

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

As of September 30, 2023 and December 31, 2022, the Company had 26,657,921 and 25,546,810 shares of its common stock issued and outstanding, respectively.

NOTE－ 13 NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
Net loss for basic and diluted attributable to Vivic Corp-continuing operations.	$(20,060)	$(51,674)
Net income (loss) for basic and diluted attributable to Vivic Corp-discontinued operations.	1,859,207	(233,327)
Weighted average common stock outstanding – Basic and Diluted	26,657,921	25,546,810
Net loss per share of common stock – basic and diluted-continuing operations	(0.001)	(0.002)
Net income (loss) per share of common stock – basic and diluted-discontinued operations	$0.070	$(0.009)

	Nine months ended September 30,
	2023	2022
Net loss for basic and diluted attributable to Vivic Corp.-continuing operations	$(208,341)	$(117,078)
Net income (loss) for basic and diluted attributable to Vivic Corp-discontinued operations	1,746,302	(641,510)
Weighted average common stock outstanding – Basic and Diluted	26,063,700	25,550,253
Net loss per share of common stock – basic and diluted-continuing operations	(0.008)	(0.005)
Net income (loss) per share of common stock – basic and diluted-discontinued operations	$0.067	$(0.025)

NOTE－ 14 RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung CEO of Vivic Corp.
Kung Huang Liu Shiang spouse	Spouse of Shang-Chiai Kung CEO of Vivic Corp.
Yufei Zeng	Stockholder of Vivic Corp.
Shang-Chiai Kung	CEO of Vivic Corp.
Kun-Teng Liao	Secretary and Board Member
Guangdong Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic

b. Due from related parties, net

Due from related parties consisted of the following:

Name	September 30, 2023	December 31, 2022
Yun-Kuang Kung	$204,215	$-
Guangdong Weiguan Ship	2,616,977	-
Total	$2,821,192	$-

c. Due to related parties, net

Due to related parties consisted of the following:

Name	September 30, 2023	December 31, 2022
Yun-Kuang Kung	$-	$63,770
Kung Huang Liu Shiang spouse	155,271	-
Shang-Chiai Kung	190,416	209,940
Kun-Teng Liao	-	-
Total	$345,687	$273,710

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

NOTE－ 15 COMMITMENTS AND CONTINGENCIES

As of September 30, 2023 and December 31, 2022, the Company has no material commitments and contingencies.

NOTE－ 16 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited financial statements were issued and determined the Company had no major subsequent event need to be disclosed.

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

Results of Operations

On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”) pursuant to which Mr. Kung acquired all of the shares of our indirectly wholly-owned subsidiary, Guangdong Weiguan Ship Tech Co., Ltd. (“Weiguan Ship”). In consideration for our interest in Weiguan Ship, we received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes. The divestiture of Weiguan Ship is part of our plan to concentrate primarily on our business in Taiwan.

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

Comparison of continuing operations for the three months ended September 30, 2023 and 2022

					Dollar	Percent
	2023	% of sales	2022	% of sales	Increase (Decrease)	Increase (Decrease)
Revenue, net	$791,043	100.00%	$-	-%	$791,043	-%
Cost of revenue	699,217	88.39%	-	-%	699,217	-%
Gross profit	91,826	11.61%	-	-%	91,826	-%
General and administrative expenses	105,234	13.30%	51,092	-%	54,142	105.97%
Total operating expenses	105,234	13.30%	51,092	-%	54,142	105.97%
Loss from operations	(13,408)	(1.69)%	(51,092)	-%	(37,684)	(73.76)%
Other expenses, net	(6,652)	(0.84)%	(582)	-%	6,070	1,042.96%
Loss before income taxes	(20,060)	(2.54)%	(51,674)	-%	(31,614)	(61.18)%
Income tax expense	-	-%	-	-%	-	-%
Net loss from continuing operations	(20,060)	(2.54)%	(51,674)	-%	(31,614)	(61.18)%
Net income (loss) from discontinued operations	1,859,207	235.03%	(236,639)	-%	2,095,846	885.67%
Net income (loss) for the period	1,839,147	232.50%	(288,313)	-%	2,127,460	737.90%
Net loss attributable to noncontrolling interest arising from
Continuing operations	-	-%	-	-%	-	-%
Discontinued operations	-	-%	(3,312)	-%	3,312	(100.00)%
Net income (loss) attributable to Vivic Corp. arising from
Continuing operations	(20,060)	(2.54)%	(51,674)	-%	(31,614)	(61.18)%
Discontinued operations	1,859,207	235.03%	(233,327)	-%	2,092,534	896.82%
Total net income (loss) attributable to Vivic Corp.	$1,839,147	232.50%	$(285,001)	-%	$2,124,148	745.31%

Revenue

Revenue from continuing operations was $791,043 for the three months ended September 30, 2023, representing an increase of $791,043 from the three months ended September 30, 2022, in which there was no revenue. The increase was mainly due to the inception of sales in our Taiwan branch, reflecting our plan to concentrate primarily on our business in Taiwan.

Cost of revenue

Cost of revenue from continuing operations was $699,217 for the three months ended September 30, 2023, an increase of $699,217, from the three months ended September 30, 2022, in which there were no revenues or cost of revenues. The increase was mainly due to the inception of sales in our Taiwan branch.

Gross profit

Gross profit from continuing operations was $91,826 for the three months ended September 30, 2023, an increase of $91,826, from gross profit in the three months ended September 30, 2022, when there were no sales. The increase was mainly due to the inception of sales that are generated in our Taiwan branch.

Operating expenses

General and administrative expenses from continuing operations were $105,234 for the three months ended September 30, 2023, compared to $51,092 for the three months ended September 30, 2022, an increase of $54,142 or 105.97%. The increase was mainly due to an increase in management service fees of $15,000, an increase in staffing fees of $36,046, an increase in professional fee of $42,978 and increase in other expense of $32,562 which was partly offset by decreased consulting expenses of $67,000 decreased social security insurance expenses of $3,801 and decreased subscription fee of $3,554.

Other expenses, net

Net other expense from continuing operations was $6,652 for the three months ended September 30, 2023, and net other expense from continuing operations was $582 for the three months ended September 30, 2022, respectively. For the three months ended September 30, 2023, the net other expense mainly consisted of interest expense of $6,271, and other expense of $381. For the three months ended September 30, 2022, the net other income mainly consisted of interest expense of $444, and other expense of $138.

Net income (loss) from discontinued operations

We had net income from discontinued operations of $1,859,207 for the three months ended September 30, 2023, compared to a net loss of $233,327 for the three months ended September 30, 2022, the net income from discontinued operations was mainly the gain on disposal of Weiguan Ship.

Net loss from continuing operations

We had a net loss from continuing operations of $20,060 for the three months ended September 30, 2023, compared to a net loss of $51,674 for the three months ended September 30, 2022, a decrease of $31,614 or 61.18%, for the reasons explained above.

Comparison of continuing operations for the nine months ended September 30, 2023 and 2022

					Dollar	Percent
	2023	% of sales	2022	% of sales	Increase (Decrease)	Increase (Decrease)
Revenue, net	$791,043	100.00%	$-	-%	$791,043	-%
Cost of revenue	699,217	88.39%	-	-%	699,217	-%
Gross profit	91,826	11.61%	-	-%	91,826	-%
General and administrative expenses	257,668	32.57%	107,689	-%	149,979	139.27%
Total operating expenses	257,668	32.57%	107,689	-%	149,979	139.27%
Loss from operations	(165,842)	(20.96)%	(107,689)	-%	58,153	54%
Other expenses, net	(42,499)	(5.37)%	(9,380)	-%	33,119	353.08%
Loss before income taxes	(208,341)	(26.34)%	(117,069)	-%	91,272	77.96%
Income tax expense	-	%	9	-%	(9)	(100.00)%
Net loss from continuing operations	(208,341)	(26.34)%	(117,078)	-%	91,263	77.95%
Net income (loss) from discontinued operations	1,746,302	220.76%	(679,380)	-%	2,425,682	(357.04)%
Net income (loss) for the period	1,537,961	194.42%	(796,458)	-%	2,334,419	293.10%
Net loss attributable to noncontrolling interest arise from
Continuing operations	-	-%	-	-%	-	-%
Discontinued operations	-	-%	(37,870)	-%	(37,870)	(100.00)%
Net income (loss) attributable to Vivic Corp. arise from	-	0.00%	(37,870)	-%	(37,870)	(100.00)%
Continuing operations	(208,341)	(26.34)%	(117,078)	-%	91,263	77.95%
Discontinued operations	1,746,302	220.76%	(641,510)	-%	2,387,812	372.22%
Total net income (loss) attributable to Vivic Corp.	1,537,961	194.42%	(758,588)	-%	2,296,549	302.74%

Revenue

Revenue from continuing operations was $791,043 for the nine months ended September 30, 2023, representing an increase of $791,043 from the nine months ended September 30, 2022, in which there was no revenue. The increase was mainly due to the inception of sales in our Taiwan branch.

Cost of revenue

Cost of revenue from continuing operations was $699,217 for the nine months ended September 30, 2023, an increase of $699,217 from the nine months ended September 30, 2022, in which there were no revenues or cost of revenues. The increase was mainly due to the inception of sales in our Taiwan branch.

Gross profit

Gross profit from continuing operations was $91,826 for the nine months ended September 30, 2023, an increase of $91,826, from gross profit in the nine months ended September 30, 2022, when there were no sales. The increase was mainly due to the inception of sales in our Taiwan branch.

Operating expenses

General and administrative expenses from continuing operations were $257,668 for the nine months ended September 30, 2023, compared to $107,689 for the nine months ended September 30, 2022, an increase of $149,979 or 139.27%. The increase was mainly due to an increase in staffing fees of $114,311, an increase in professional expenses of $65,227, increased management service fees of $45,000, increased travel expense of $2,664 and increased other expenses of $32,224, which were partly offset by decreased consulting expenses of $83,300, decreased subscription fee of $12,590, and decreased payroll expense of $14,349.

Other expenses, net

Net other expense from continuing operations was $42,499 for the nine months ended September 30, 2023, and net other expenses from continuing operations was $9,380 for the nine months ended September 30, 2022, respectively. For the nine months ended September 30, 2023, the net other expense mainly consisted of interest expense of $13,197, and other expenses of $29,302. For the nine months ended September 30, 2022, the net other expense mainly consisted of interest expense of $7,007, and other expense of $2,373.

Net income (loss) from discontinued operations

We had net income from discontinued operations of $1,746,302 for the nine months ended September 30, 2023, compared to net loss of 679,380 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we had a gain on disposal of Weiguan Ship of $1,859,207, and a loss from the operations of Weiguan Ship, up to the date of disposal.

Net loss from continuing operations

We had a net loss from continuing operations of $208,341 for the nine months ended September 30, 2023, compared to $117,078 for the nine months ended September 30, 2022, an increase of $91,263 or 77.95%, for the reasons explained above.

LIQUIDITY AND GOING CONCERN

We had $71,583 of cash and cash equivalents and working capital of $2,211,296 as of September 30, 2023, and incurred a net loss from continuing operations of $20,060 and $208,341 during the three and nine months ended September 30, 2023, respectively. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023, and 2022.

	2023	2022
Net cash used in operating activities for continuing operations	$(134,315)	$(154,957)
Net cash (used in) provided by operating activities for discontinued operations	(235,558)	82,318
Net cash provided by (used in) operating activities	(369,873)	(72,639)

Net cash used in investing activities for continuing operations	32,185	(7,236)
Net cash (used in) provided by investing activities for discontinued operations	(75,967)	65,759
Net cash (used in) provided by investing activities	(43,782)	58,523

Net cash provided by financing activities for continuing operations	134,598	100,585
Net cash provided by (used in) financing activities for discontinued operations	282,419	(161,813)
Net cash used in financing activities	$417,017	$(61,228)

Net cash from continuing operations used in or provided by operating activities

The net cash used in operating activities from continuing operations was $134,135 for the nine months ended September 30, 2023, compared to net cash used in operating activities from continuing operations of $154,957 for the nine months ended September 30, 2022. The decrease in cash outflow from operating activities for the nine months ended September 30, 2023 was principally attributable to an increase in cash inflow from deferred revenue of $997,298, which was mainly customer deposits for sales orders received in our Taiwan branch, which was partly offset by increased cash outflows from deposits and prepayments of $738,475, increased cash outflows from inventory of $129,201, and increased cash outflows from other receivables of $104,788.

Net cash from continuing operations used in or provided by investing activities

Net cash provided by investing activities for continuing operations was $32,185 for the nine months ended September 30, 2023, compared to net cash used in investing activities for continuing operations of $7,236 for the nine months ended September 30, 2022. The net cash provided by investing activities for continuing operations for the nine months ended September 30, 2023, consisted of cash from discontinued operations of $32,185. The net cash used in investing activities for continuing operations for the nine months ended September 30, 2022, consisted of the purchase of office equipment for $7,236.

Net cash from continuing operations provided by or used in financing activities

The net cash provided by financing activities from continuing operations was $134,598 for the nine months ended September 30, 2023, compared to net cash provided by financing activities from continuing operations of $100,585 for nine months ended September 30, 2022. The net cash provided by financing activities from continuing operations for the nine months ended September 30, 2023, consisted of proceeds from loans of $549,100, partly offset by changes in amounts due to related parties of $414,502. The net cash provided by financing activities from continuing operations for the nine months ended September 30, 2022, consisted of proceeds from issuance of shares of $50,000 and proceeds from changes in amounts due related parties of $50,585.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $71,583 cash and cash equivalents available for the Company’s continuing operations and working capital of $2,211,296 as of September 30, 2023 and incurred a net loss of $208,341 from continuing operations during the nine months ended September 30, 2023.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements apart from amounts outstanding under our SBA Loan and our loan with Taiwan Hua Nan Bank. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments to our principal shareholders. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with our business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

At September 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 22, 2023, the Company was charged by the Securities and Exchange Commission with violating Rule 12b-25 by filing a Form 12b-25 “Notification of Late Filing” with respect to its Report on Form 10-Q for the quarter ended March 31, 2022, for not including sufficient detail under the circumstances presented as to why the Form 10-Q could not be timely filed. More specifically, the SEC alleged that the delay was the result of an anticipated restatement of financial statements. Further, the Company failed to acknowledge in the Form 12b-25 anticipated significant changes in its results of operations for the first quarter of 2022 as compared to the first quarter of 2021 and to provide an explanation of the changes.

Without admitting or denying the findings of the SEC, the Company agreed to a cease-and-desist order that found that the Company filed one deficient Form NT and one untimely Form 8-K. In addition, the Company agreed to pay a fine of $60,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2023, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 17, 2021).

3.2	Bylaws of the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 17, 2021).

10.1	Stock Purchase Agreement dated July 12, 2023, between Vivic Corporation (Hong Kong) Co. Limited and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated July 12, 2023).

10.2	Debt Conversion Agreement dated May 26, 2023, between the Company and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated May 26, 2023)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVIC CORP.

Dated: November 14, 2023	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

