Form 10-K
period 2023-12-31
VIVIC CORP.
filed 2024-04-16
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

COMMISSION FILE NO. 000-56198

VIVIC CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1353606
State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

187 E. Warm Springs Rd., PMB#B450

Las Vegas, NV 89119

Tel: 702-899-0818

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $0.001 per share

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

There were 26,657,921 shares of the Company’s common stock outstanding as of April 10, 2024.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2023 was $17,270,559.

INTRODUCTORY COMMENTS

We are a Nevada holding company with operations conducted primarily through a branch in Taiwan and we own an entity formed in Hong Kong. Currently, we have no business operations in Hong Kong or mainland China.

References in this report to the “Company,” “VIVC,” “we,” “us” and “our” refer to Vivic Corp., a Nevada company, and its subsidiaries and Taiwanese branch on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

All dollar amounts refer to US dollars unless otherwise indicated.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Beginning with a change in our management resulting from a change in control of our Company which occurred at the end of 2018, we have explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. In 2022 we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world, and since that time have disposed of all of our business operations in mainland China.

We are the exclusive distributor of Monte Fino yachts in Asia and the Middle East pursuant to our agreement with Kha Shing Enterprise Co. (“Kha Shing”). We also distribute Monte Fino yachts in other territories throughout the world other than those, such as the United States, where Kha Shing has granted another company exclusive distribution rights. Our employees located in Taiwan engage in the design, construction, on an outsourced basis, and distribution of power boats, charter boats and eco-friendly new energy boats. In cooperation with Kha Shing we design and offer various yachts models which differ in their sizes, performances, and functions. Currently, we own our own brand name, “VIVIC”

As our company grows, we will seek to expand the yacht brands we offer for sale, the territories in which we market our yachts and, if appropriate based on our capabilities and what we can offer, seek to become the exclusive distributor for yacht manufacturers in Taiwan and other territories. We will also seek to enter other areas related to the marine industry where we believe we can be profitable.

Our yachts are manufactured by third parties selected by us on the basis of their production capabilities, technical ability and financial wherewithal. Once a customer places an order, we negotiate and sign an original equipment manufacturer (“OEM”) contract with a selected local manufacturer. Our technical staff closely monitors the progress of construction. Upon completion, we deliver the boat to the location designated by our customer.

Our Market

Taiwan has had a robust yacht manufacturing industry since the 1950s and yachts designed and manufactured in Taiwan are distributed throughout the world. The Taiwanese yacht building industry underwent a period of decline in the 1990s. From 2000 to 2011, Taiwan’s yacht manufacturers sought to expand the market by entering into strategic alliances, focusing on designing and engineering, and improving their infrastructure and manufacturing capabilities. In addition to expanding the market, this facilitated the development of the mega yacht and the customization of yachts to offer more amenities. There was also a shift toward more modern, lighter components including fiberglass hulls and decks. Today, yachts typically range from 38 feet to 150 feet, and a large portion of the market is for luxury yachts from 60 feet to 80 feet.

More recently, in response to stricter environmental regulations imposed by the Taiwanese regulators and governments throughout the world and the demand for more eco-friendly yachts, the yachting industry in general, and our management in conjunction with Kha Shing, have sought to develop alternatives to the traditional diesel engine. These have included more fuel efficient, cleaner diesel engines, electric and liquified natural gas yachts. While the market for all-electric boats and yachts may be large, development of these vehicles is an ongoing, highly competitive process, and there remain questions as to what the consumer will demand and accept. Despite the challenges faced in developing electric yachts, in a 2024 study, “Global Electric Boats, Small Submarines and Autonomous Underwater Vehicles (AUV) 2015-2024 – Forecasts, Players, Opportunities,” the international market research company, Research and Markets, projected that the electric water craft market will increase from $2.6 billion in 2013 to $7.3 billion in 2024.

Our current primary goal is to become a leading distributor of charter boats globally and thereafter, expand into other areas of high-end boating by, for example, developing a high performance all-electric yacht. This initially will require that we build upon the reputation of Monte Fino yachts, our relationship with Kha Shing and the extensive experience of our management. As we move into other areas, we will require additional personnel, in particular those with design and engineering backgrounds.

We believe the knowledge and experience of our management and our relationship with Kha Shing provides us with a sound basis upon which to grow our business and then expand into other areas related to pleasure crafts. A key to our growth will be the development of relationships with partners in Southeast Asia while maintaining the strength our of company in Taiwan.

Sales and Marketing

We are dedicated to catering to the needs of affluent yacht operators in Taiwan and Asia, who are interested in outdoor yacht recreational activities. With the increase in disposable income, more individuals are looking to participate in outdoor water sports, yacht tourism, recreational activities, and social gatherings on the water for business entertainment. This growing trend is a major driver in the high-end shipping industry. We recognize that yacht rental and ownership can be an expensive proposition, which is why we and other industry players are promoting the idea of yacht sharing and luxury yacht charters. Our standardized and rapid production, coupled with their operating efficiencies of our yachts, enables cooperative yacht operators to achieve a better return on investment through more economical use and maintenance of their yachts. This allows multiple families to enjoy a cruise or yacht rental in a shorter time frame.

Not all yacht customers desire the same type of yacht or the same features. There is great divergence among the features customers want. Customers in certain markets focus on the size and speed of the craft, while others focus on high-end accessories. The needs of the short-distance day cruiser are much different than those partaking in long overnight cruises or who choose to spend more time on their yachts even when harbored in a marina. Our ability to offer each consumer a yacht designed to his needs and specifications is one of our strengths.

We market our yachts by participating in boat shows, through a strong channel of agents and operators in various regions. Advantages of the yachts we design include Ease of land transportation reducing logistics costs, standardized designs to facilitate mass production, the use of catamarans as the main hull design to save fuel and provide a large deck for activities, high-end interior decoration and cutting-edge features, eliminating any unnecessary functions and decorations to optimize cost savings and expedite the recycling process. and the ability to convert the hull for use on a diesel engine or a renewable energy craft.

Dedicated Customer Support Team

Our marketing effort does not stop when the customer purchases one of our yachts. After sale activities intended to maintain a positive relationship include follow up calls, review requests, and reminders for scheduled maintenance and maintenance items. We have a dedicated staff of full-time employees including trained technicians to assist with any required maintenance or repair issues that may arise.

Product Warranties

We provide limited warranty coverage for defects in materials and workmanship in our yachts. In addition, we endeavor to ensure that the manufacturers of the engines incorporated into our yachts provide all our customers with warranty and service programs. We offer a two-year warranty on the hulls of our yachts.

Financing Arrangements

We do not directly finance the purchase of our yachts. We do, however, have programs where we introduce our customers to lenders, who depending upon the qualifications of the customer, are willing to provide financing.

Manufacturing and Sourcing

We outsource the manufacture of our yachts to qualified producers, including Kha Shing, who are generally well known to our staff. Production of each yacht is entrusted to a facility based upon the manufacturing skills and capabilities of the facility, its economic wherewithal and the ability to meet delivery dates.

We work with each of our manufactures to ensure that they have the parts and accessories necessary and all of our accessories are sourced from select global manufacturers with which we or our manufacturers have ongoing relationships. Our in-house sourcing and logistics personnel reach out to possible vendors and suppliers and review their products and background to ensure that their products will meet our standards and that they can meet our needs on a timely basis. We review market trends with our major suppliers to determine whether there is an opportunity to upgrade or accessorize a product to increase its customer appeal, the sales price and our margins.

Orders and Backlog

Since we determined to focus on the sale of yachts, our book of business has grown. This is evidenced by the fact that we first began to generate revenues from the sale of yachts in the second half of 2023, achieving revenues of $1.6 million for all of 2023. We now have in-house a sufficient number of orders to achieve revenues for 2024 in excess of $10 million if we can deliver in 2024 all of the yachts for which we currently have orders. In addition, our distributor in Mainland China has received orders for three yachts and is expected to receive orders for approximately 20 yachts during 2024, which will generate more than $1.6 million in brand licensing revenues. Because orders are seasonal and subject to wide fluctuations in timing and as to the cost of the yachts ordered, period-to-period comparisons are not necessarily being meaningful, nevertheless, we do use bookings as a gauge of future nets sales.

Employees

As of April 1, 2024, we employed 25 individuals including outside sales personnel. Of these, 8 were involved in design and engineering, 3 were in quality control, 9 were in administration, and the remaining 5 were in sales and marketing. We believe that our relationships with our employees are generally good.

Competition

The market for traditional high-end yachts is highly competitive and changes rapidly. We position yachts as operational assets and seek to assist yacht operators to use yachts in a variety of ways to meet their customers’ individual needs for water travel, entertainment spaces and for business and social interaction. We believe that this is a niche market in which we do not compete directly against most large well capitalized companies with extensive experience and well-known brand names that offer yachts for use by individuals. Generally speaking, middlemen seek to lease idle private yachts for use by others, including businesses and individuals. The needs of the customers who lease idle yachts have become more specific and are no longer satisfied by traditional high-end yachts. As a result, yacht operators require yachts with standardized configurations, greater open space, flexibles accommodations, greater energy efficiencies, lower acquisition costs and professional support. Our yachts are specifically for these operators, designed, produced and delivered, with follow on support to suit their needs, Currently, very few manufacturers target yachts for yacht operators. We believe we are one of the few yacht manufacturers seeking to serve this new and growing market. Nevertheless, there are few barriers to entry and given the enormity of the boating industry, this market will likely attract new competitors. Our success will be contingent upon our ability to offer yachts that appeal to the ultimate end user with a strong value proposition for the yacht operator.

While seeking to develop the market for sales to tour operators, we will also seek to increase sales of Monte Fino luxury yachts, particularly in the 40 to 70 foot size, the range generally purchased by private yacht owners. Many existing competitors in this market are well-established and enjoy greater resources or other strategic advantages. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense. Many of our current competitors enjoy greater resources, recognized brand names, wide distribution networks and more mature intellectual property portfolios than we currently have. Among our well-known competitors are Azimut and Ferretti.

Intellectual Property and Patents

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements, patents and contractual provisions to establish our intellectual property rights and protect our products, brands and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements in our favor. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons we employ will sign such agreements, or if they do, or, if they are breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Regulations

We will be subject to numerous regulations applicable to businesses generally in Taiwan, including regulations relating to working conditions, employee compensation and the maintenance of welfare plans. Moreover, although we do not manufacture the yachts we sell, our contractors will be subject to numerous regulations related to worker safety intended to protect against occupational exposure to chemicals, including health and safety risks, and the use and disposal of various chemicals. This regulatory framework imposes compliance burdens on our contractors which we must consider when determining who to use to manufacture yachts.

The craft we sell are utilized throughout the world which requires that we design and build our yachts in a manner which will allow our customers to comply with regulations imposed on them by various jurisdictions. The use of traditional diesel engines for cruising and on-board activities produces significant waste resulting in environmental pollution. As is the case with automobiles, governments have been increasing standards related to environmental protection and it is likely they will continue to do so. For example, in 2008, The European Union and International Maritime Organization implemented new marine engine emission standards since 2008. This changing regulatory landscape imposes a significant burden on us to ensure our yachts can be used throughout the world.

Regulation of Ships in Taiwan

Since the lifting of the Taiwan Maritime Ban, Taiwan’s government has actively promoted water leisure activities. The Ministry of Communications revised “The Law of Ships” and added a special chapter for yachts (Chapter 7 of the Law of Ships), which was announced and implemented on December 8, 1999. The Port and Port Bureau of the Ministry of Communications announced on March 25th, 2002, the Ship and Ocean Industries R&D Center was to become a yacht verification agency. The ship center provides RINA-Italian ship certification services, CE certification services, MCA business yacht certification services and other certification services.

Regulations on Company Establishment

The establishment, operation and management of companies in Taiwan is governed by the Taiwan Company Act, which was latest amended on December 29, 2021. There are four types of companies in Taiwan: unlimited company, unlimited company with limited liability shareholders, limited company and company limited by shares. Unlimited company and unlimited company with limited liability shareholders are rarely used in practice; a company limited by shares is the most common form of business undertaken for foreign investors in Taiwan. The Taiwan Company Act applies to both Taiwan domestic companies and foreign-invested companies, unless otherwise provided in the relevant foreign investment laws and regulations.

Currently, we do not have any subsidiaries in Taiwan, having chosen to operate as a branch office of our Nevada company. Operating as a branch office causes us to be subject to the jurisdiction of the Taiwanese government and the local government where our facilities are located.

Foreign Investment

The principal regulations governing foreign investments in Taiwan are the Statute for Investment by Foreign Nationals, the Regulations for Verification of Investment by Overseas Chinese and Foreign Nationals, and the Regulations Governing Investment in Securities by Overseas Chinese and Foreign Nationals. In order to efficiently provide services and manage foreign investments, Taiwan government has established the Investment Commission under the Ministry of Economic Affairs.

All investments made by foreign nationals within the territory of Taiwan must comply with the provisions of the Statute for Investment by Foreign Nationals and receive permission from the Investment Commission. The “Negative List for Investment by Overseas Chinese and Foreign Nationals” issued by the Investment Commission sets forth a list of industries closed to foreign investment because the authorities believe such industries are material to national security and environmental protection. The restricted list generally includes public utilities, power distribution, natural gas, postal service, telecommunications, mass media, and air and sea transportation.

There is no limitation on foreign investment in companies engaged in the design, manufacture and sale of yachts.

Dividend Distribution and Fund Transfer

Except under limited circumstances, a Taiwanese company will not be permitted to distribute dividends or make other distributions to shareholders in any given year in which it did not record net income or retained earnings (excluding reserves). The Taiwan Company Act requires that 10% of annual net income (less prior years’ losses, if any, and applicable income taxes) be set aside as a legal reserve until the accumulated legal reserve equals the paid-in capital of the company. The company will be permitted to make distributions to its shareholders in cash or in the form of common shares from legal reserves if it has no accumulated loss, provided that the distribution payable out of the company’s legal reserve can only come from the amount exceeding 25% of the total paid-in capital.

Foreign Exchange

Taiwan Foreign Exchange Control Law and regulations provide that all foreign exchange transactions must be executed by banks designated by Taiwan’s Financial Supervisory Commission and the Central Bank of the Republic of China (Taiwan) to engage in such transactions. Current regulations favor trade-related or service-related foreign exchange transactions. Consequently, foreign currency earned from exports of merchandise and services may be retained and used freely by exporters, and all foreign currency needed for the importation of merchandise and services may be purchased freely from the designated foreign exchange banks.

Apart from trade-related or service-related foreign exchange transactions, Taiwan companies and individual residents reaching the age of 20 may, without foreign exchange approval, remit foreign currency of up to US$50 million (or its equivalent) and US$5 million (or its equivalent), respectively, each calendar year to and from Taiwan (or such other amount as determined by the Central Bank of the Republic of China (Taiwan) from time to time at its discretion in consideration of Taiwan’s economic and financial conditions or the needs to maintain the order of foreign exchange market in Taiwan). The limits apply to remittances involving either a conversion of NTD into a foreign currency or a conversion of foreign currency into NTD. In addition, a requirement is also imposed on all enterprises to register medium- and long-term foreign debt with the Central Bank of the Republic of China (Taiwan). Subject to specified requirements but without foreign exchange approval of the Central Bank of the Republic of China (Taiwan), foreign persons may remit to and from Taiwan foreign currencies of up to US$100,000 (or its equivalent) per remittance if the required documentation is provided to the authorities in Taiwan. The above limit applies to remittances involving either a conversion of NTD into a foreign currency or a conversion of foreign currency into NTD.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Report. These risks and uncertainties are not the only ones facing our business. Some of these risks and uncertainties relate principally to our business, the industry in which we operate or to the securities markets generally and ownership of our securities specifically. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also adversely affect our business. If any of the conditions described in the following risks actually occurs, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock, if and when a market for our common stock develops, could decline, and an investor in our securities may lose all or part of their investment.

Risks Related to Our Business

Our registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their audit report.

Because we have yet to generate significant revenues, have incurred operating losses to date, have limited resources and expect to continue to incur losses for the immediate future, our registered public accounting firm in its audit report expressed substantial doubt about our ability to continue as a going concern. Our continued operation is dependent on our ability to raise sufficient funds to finance our activities. until such time, if ever, we begin to generate positive cash flow and operate profitably. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue its business.

We expect losses in the future because we have limited revenues.

We are expecting losses over the next 12 months because we do not yet have sufficient revenues from continuing operations to offset the expenses associated with our operations. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We will need to secure financing in the future and our ability to secure future financing is uncertain.

We lack the capital necessary to conduct our operations and achieve our business plan and will need to secure financing to achieve our goals. To date we have financed our operations primarily through equity investments and loans made by related parties and their affiliates in additional to loans from commercial banks and third parties. We may seek funding through public or private financings, collaborative arrangements, debt or other arrangements with related parties and third parties. None of the parties which has provided funding to us has agreed to do so and if adequate funds are not available, we may be required to delay, scale back or eliminate one or more segments of our business operations or curtail our business operations in their entirety. The issuance of equity may result in dilution to the holders of our outstanding shares of capital stock. Debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes and limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

We are highly leveraged and we may need additional financing which may not be available.

We have funded our operations to date through loans from related parties, third party lenders and commercial banks. Consequently, as December 31, 2023, we had loans outstanding in the aggregate amount of $642,693 and the amount of our indebtedness has increased from such date. If we are not able to pay or refinance the outstanding principal and accrued interest on our loans when due, our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or securities convertible into our equity or modification of our loan agreements to provide additional compensation. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, our operations may be adversely affected and the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse impact on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our stockholders, we may become insolvent and cease operations.

We have a limited operating history on which to judge our performance and assess our prospects for future success.

We were formed in 2017. To date we have initiated operations in various businesses related to recreational maritime activities. We did not have sufficient capital to fully develop these ventures and recently elected to dispose of them and focus on the design, manufacture and sale of yachts. Consequently, we have a limited operating history on which to evaluate our prospects and have generated minimal revenues. Although we anticipate that our revenues will increase, the amounts of future losses we will incur and when, if ever, we will achieve profitability and positive cash flow from operations are uncertain.

We are subject to the risks frequently experienced by early-stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies. These risks include our potential inability to:

●	identify, attract, retain and motivate qualified personnel;

●	develop strategic relationships and partnerships;

●	continue to develop or otherwise obtain access to yachts containing those features that customers desire at prices which enable us to penetrate the market on a profitable basis;

●	develop a positive reputation, attract customers and build trust with customers;

●	scale up to larger operations on a consistent basis; and

●	sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

Economic conditions that impact consumer spending may have a material adverse effect on our business, results of operations or financial condition.

Our products compete with a variety of other recreational products and activities for consumers’ discretionary income and leisure time. Our results of operations are therefore sensitive to changes in overall economic conditions that impact consumer spending and particularly discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income, the availability of consumer credit, employment levels, consumer confidence, business conditions, fuel and energy costs, could reduce consumer spending generally or discretionary spending in particular. Such reductions could materially adversely affect our business, results of operations or financial condition.

We may not be able to compete effectively against our competitors.

We face competition in the sale of yachts from well-established companies and small independent companies many of which have greater capital resources, established dealer networks and recognized brand names. Our opportunity to obtain customers may be limited by our financial resources and other assets. We are subject to competitive pricing. Such pricing pressure may limit our ability to maintain prices or to increase prices for our products in response to raw material, labor and other cost increases and so negatively affect our profit margins.

We will also face competition in any business area we may enter, including the design, manufacture and sale of energy-efficient yachts. With respect to the yacht design, manufacturing and marketing business, our main competitors may be Amer Yachts Company, HAISEA Yacht Company and HENSEN Yacht Company. There is no assurance that we will be able to effectively compete against these and other competitors.

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

Our limited investment in R&D may adversely affect our ability to enhance existing products and develop and market new products.

We continually review consumer demand for our products. We, however, devote limited amounts to developing new product lines. Thus, we may not be able to compete effectively with those of our competitors that continually seek to develop new models and innovations to enhance consumer appeal. Without significant investment in product development, there can be no assurance that we will be able to successfully compete in the marketplace. Even if we can successfully introduce new models with enhanced accessories, there is no guarantee that these models will appeal to consumers which could adversely impact our business and our results of operations or financial condition could be materially adversely affected.

We rely on third parties to manufacture the yachts we sell.

We depend on third parties to manufacture all of the yachts we sell, in particular. Competition for the output of better manufacturers is intense. If these independent manufacturers were unwilling or unable to supply us with yachts at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we constantly look to broaden the manufacturers we rely upon and reduce our dependence upon a limited number of manufacturers, there is no assurance we will be able to do so.

We may choose to rely upon manufacturers based in China and their operations are subject to risks associated with business operations in China. Any disruption in the ability of these manufacturers to supply us with appropriately products on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

The boat manufacturing industry in mainland China and the demand for boats by citizens of the PRC are growing and we may seek to sell yachts within the PRC or have boats produced in the PRC.

The Chinese government may intervene or influence the operations of any business located in China or the industry in which a business operates at any time, which could result in a material change to the operations of any distributor or supplier based in China with which we do business.

China has been subject to political instability and dramatic changes in economic policies. Policies of the Chinese government can have significant effects on the economic conditions of China and industries within China. The Chinese government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that China will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Changes in policies, regulations, rules, and the enforcement of laws by the Chinese government, may produce quick shifts in policy with little advance notice that could adversely affect our interests by interfering with the operations of Chinese based suppliers we choose to rely upon. Although the Chinese government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic, and social environment.

We have manufacturers based in Taiwan and the yachts that we receive from them may be subject to certain risks of economic and policy changes in China that could adversely affect our business operations.

Our business is based in Taiwan and we rely upon manufacturers in Taiwan. The sovereignty of Taiwan is a longstanding point of contention between China and the United States. The United States maintains unofficial relations with Taiwan, while also recognizing the “One China” policy of China, which acknowledges Beijing as the legitimate government of China. Both China and the United States have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

Higher fuel costs can materially adversely affect our business, results of operations or financial condition.

Increases in energy costs can adversely affect the pricing and availability of petroleum based raw materials. There is no guarantee that we will be able to pass such higher costs to customers, and so an increase in such costs could have a material adverse effect on our business, results of operations or financial condition. Also, higher fuel costs, whether petroleum based or electric, increase the cost of owning and operating yachts, which can reduce demand for them and so materially adversely affect our business, results of operations or financial condition.

Changes in the credit markets could decrease the ability of consumers to purchase our products and have a material adverse effect on our business, results of operations or financial condition.

Changes in economic conditions could result in a deterioration or increased volatility in the credit and lending markets, which could adversely impact consumers who rely upon financing for such purchases. If financing is not available to consumers on satisfactory terms, it is possible that our business, results of operations or financial condition could be materially adversely affected. In addition, concerns regarding the debt ceiling of the United States and budget deficit resulting in the downgrade of the United States government’s credit rating and the impact of additional credit agency downgrades could have a material adverse effect on worldwide economic conditions, the financial markets, and the availability of credit and, consequently, have a material adverse effect on our business, results of operations or financial condition.

Our business depends on the continued contributions made by Mr. Shang-Chai Kung and Mr. Kun-Teng Liao. The loss of the services of either of these individuals may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by Mr. Shang-Chai Kung our Chairman and Chief Executive Officer, and Mr. Kun-Teng Liao, our Secretary and a Director. Mr. Kung is 84 years old. If either of these gentlemen cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in severe damage to our business operations and would have an adverse material impact on our financial position and operational results.

Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.

In addition to Messrs. Kung and Liao, we currently depend on the continued services and performance of key members of our management team. Many of our executives have extensive experience in the maritime industry, our products and the markets for our products. The loss of some or all our executives could negatively affect our ability to develop and pursue our business strategy, which could materially adversely affect our business, results of operations or financial condition. We do not maintain “Key Employee” insurance on any members of our management team.

In addition, our success depends to a large extent upon our ability to retain skilled employees at rates which enable us to maintain our margins. There is intense competition for qualified and skilled employees, and our failure to recruit, train and retain such employees at appropriate rates of compensation, if at all, could have a material adverse effect on our business, results of operations or financial condition.

Our management has no experience operating a company with publicly traded shares.

Messrs. Kung and Liao never operated a company with shares traded in the public markets and consequently, are not familiar with many of the requirements applicable to a public company. Our management and other personnel will need to devote a substantial amount of time to ensure compliance with these requirements and we anticipate that we may need to rely upon outside advisors, counsel, and consultants to ensure compliance with applicable laws and regulations and undertaking various actions, such as implementing new internal controls and procedures. We anticipate that compliance with these rules and regulations will increase our legal, accounting, and financial compliance costs substantially.

If we fail to develop and protect our brand names and reputation, we may not attract customers, which could adversely affect our revenues and financial performance.

We will invest significant resources to promote our brand names to obtain favorable recognition for us and our products among the public and, in particular, prospective distributors and dealers. We may not be able to attract and retain a robust network of distributors and dealers or a significant customer base, which could in turn adversely affect our business, results of operations or financial condition.

Our inability to adequately protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.

We believe that our trade names and trademarks and patents will be important assets and an essential element of our strategy. We will apply for the registration of many of our trade names, trademarks, and patents in various countries. This process is time consuming and expensive. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our trademarks, brand names, products or infringement of our intellectual property rights by others. Our failure to successfully protect our trademarks could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues, profitability, and the market price of our common stock.

We may be unable to protect our intellectual property or may incur substantial costs because of litigation or other proceedings relating to the protection of our intellectual property.

Our success depends in part on our ability to protect our patents, trademarks, copyrights, and trade secrets from unauthorized use by others. If substantial unauthorized use of our intellectual property rights occurs, we may incur significant costs in enforcing such rights by prosecuting actions for infringement of our rights, particularly considering that policing unauthorized use of our intellectual property may be particularly difficult outside North America. Such unauthorized use could also result in diversion of management resources devoting attention to these matters at the expense of other tasks related to our business. Others may also initiate litigation to challenge the validity of our patents, trademarks, copyrights, and trade secrets, or allege that we are infringing their patents, trademarks, copyrights or trade secrets. If our competitors initiate litigation to challenge the validity of our patents, trademarks, copyrights, and trade secrets, or allege that we infringe theirs, we may incur substantial costs to defend our rights. If the outcome of any such litigation is unfavorable, our business, results of operations or financial condition could be materially adversely affected. If we are unable to protect our technology through the enforcement of intellectual property rights, our ability to compete based on technological advantages may be harmed. If we fail to prevent substantial unauthorized use of our trade secrets, we risk the loss of certain competitive advantages, which could have a material adverse effect on our business, results of operations or financial condition.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business, results of operations or financial condition.

We provide a limited warranty against defects for all our products for a period generally varying from one year to two years. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. We record provisions in our financial statements based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact earnings.

The failure of our information technology systems or a security breach involving consumer or employee personal data could have a materially adverse effect on our reputation and business, results of operations or financial condition.

Our business operations utilize a variety of cloud-based information technology systems. We are dependent on these systems for all commercial transactions and supply chain and inventory management. Although we (i) have established a firewall for our network, (ii) conduct regular system updates and employee trainings, (iii) regularly backup our data and (iv) have established appropriate contingency plans to mitigate the risks associated with a failure of our information technology systems or a security breach, if one of our key IT systems were to suffer a failure this could have a material adverse effect on our business, results of operations or financial condition. Further, we rely on third parties for certain IT services. If the service provider were to fail or the relationship with us were to end, we might be unable to find a suitable replacement in a timely manner, and our business, results of operations or financial condition could be materially adversely affected. We continually modify and enhance our IT systems and technologies to increase productivity and efficiency. As new systems and technologies are implemented, we could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to our manufacturing and other business processes. When implemented, the systems and technologies may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on our business, results of operations or financial condition.

We receive and store personal information in connection with human resources operations, credit operations, warranty management, marketing efforts and other aspects of our businesses. Any security breach of our IT systems or those with whom we do business could result in disruptions to our operations or erroneous transactions. To the extent that such a breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or personal information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately materially adversely affect our business, results of operations or financial condition.

We and our products are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution and other issues that could cause us to incur fines or penalties or increase our operating costs.

Our products are subject to laws, rules and regulations in various countries regarding product safety, health, environmental and noise pollution and other issues that could cause our customers to incur fines or penalties or increase our operating costs as we seek to ensure that our yachts meet all applicable regulations. A failure to comply with, or compliance with, any such requirements or any new requirements could result in increased expenses to modify our products, or harm to our reputation.

Climate change is receiving increasing attention worldwide. A perceived consensus regarding the impact of increased levels of greenhouse gases, including carbon dioxide, on climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Greenhouse gas regulations could result in an overall increase in costs of raw materials or operating expenses, any of which could reduce competitiveness in a global economy or otherwise have a material adverse effect on our business, results of operations or financial condition. Many of our suppliers face similar circumstances. Moreover, we and our suppliers may face greater regulatory or customer pressure to offer products that generate less greenhouse emissions. This may require the expenditure of significant funds on R&D implementation and subject us to the risk that our competitors may respond to these pressures in a manner that gives them a competitive advantage. The development of such products may also present challenges in maintaining the look, sound and feel of our products. While additional regulations of emissions in the future appear likely, it is too early to predict whether such regulation could ultimately have a material adverse effect on our business, results of operations or financial condition.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face a risk of lawsuits alleging that our yachts fail to meet specifications or are otherwise defective, including claims of defects causing personal injury. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we offer for sale;
●	injury to our reputation;
●	costs to defend the related litigation;
●	a diversion of management’s time and resources;
●	substantial monetary awards to trial participants or customers; and
●	product recalls, withdrawals or labeling, marketing or promotional restrictions.

Our insurance may not be sufficient.

We carry insurance that we consider adequate in regard to the nature of the covered risks and the costs of coverage. We are not fully insured against all possible risks, nor are all such risks insurable. We may be forced to cover the costs of certain realized risks which may have a material adverse effect on our business, results of operations or financial condition.

We rely on confidentiality agreements with our suppliers, employees, consultants and other parties.

We rely on proprietary information, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our proprietary information or trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events could materially adversely affect our business, results of operations or financial condition.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, pandemic outbreaks, such as Covid-19, boycotts and geo-political events, such as civil unrest, conflicts between countries, between countries and terrorist organizations, and acts of terrorism, upheavals in U.S.-China relations, or similar disruptions could materially adversely affect our business, results of operations or financial condition. These events could result in physical damage to one or more of our properties or the properties of our suppliers and distributors, increases in fuel or other energy prices, temporary or permanent closure of the facilities of our suppliers and distributors, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials, product parts and components, temporary disruption in transport to and from overseas, especially China, and disruption to our information systems, and, ultimately, have a material adverse impact on our business, results of operations or financial condition.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events, such as civil unrest and acts of terrorism, upheavals in U.S-China relations, or similar disruptions could materially adversely affect the financial markets. The price of our common stock may decline significantly if such an event were to occur after the consummation of this offering, in which case you may lose your investment.

Our ability, or lack thereof, to establish strategic partnerships and expand our distribution channels may adversely affect our business and our plans to expand our market.

A critical component of our expansion plan is to successfully establish new strategic partnerships in Southeast Asia and the Middle East. Even if we establish new strategic partnerships, there is no guarantee that we can maintain successful relationships with new dealers and distributors or that our partners will yield additional revenue and profits based on sales.

Inflation could pose a risk to our business.

Inflation is an important factor that must be considered as we move forward. A change in the rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company would increase, such as labor costs, raw materials and public utilities, affecting our ability to provide our services at competitive prices. An increase in the rate of inflation would force our clients to search for other service providers, causing us to lose business and revenue.

Risks Related to Doing Business in Taiwan

Political Issues

Taiwan is surrounded by sea. The population density is high around the west coast and Taiwan Strait. Taiwanese vessels are allowed to cruise offshore only on the west coast due to the political issue between Taiwan and PRC. This restriction on the mobility of vessels adversely impacts the accessibility of Taiwanese vessels along the west coast and sea tourism in that area.

Consumer Preferences

Most consumers in Taiwan are not familiar with the luxury yacht market and are price-conscious. As a result, we believe the market in Taiwan may be more receptive to sightseeing boats and yachts designed to accommodate more passengers on overnight trips. We may not be able to develop a sufficient market for our products in Taiwan and it may require significant marketing efforts to develop a market for group trips and sightseeing.

Climate Issues

Taiwan is located in the subtropical and tropical areas with typhoons in Summer and strong seasonal wind in Winter. These seasonal climates may adversely impact the market for sea tourism in Summer and Winter.

Competition

The government of Taiwan has supported the development of the yacht manufacturing industry in Taiwan. Continued investment in yacht related businesses and marina infrastructure by the government has led to the development of a highly competitive market.

You may have difficulty in effecting service of legal process or bringing actions against us or our management based on foreign laws.

We are a Nevada company which conducts our operations through a branch office in Taiwan and most of our assets are and will be located outside the United States. Almost all of our operations will be conducted in Taiwan. In addition, nearly all of our officers and directors, are residents of Taiwan and all of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process upon us or our directors and officers inside Taiwan or to bring actions against us or our management in Taiwan.

Foreign exchange fluctuations may affect our business.

The functional currency utilized by our branch in Taiwan is the New Taiwan Dollar or NTD. Therefore, foreign exchange fluctuations may influence our business and our financial reporting in unpredictable ways.

The value of the NTD against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the Taiwanese government. It is difficult to predict how market forces or Taiwanese or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the NTD and the U.S. dollar.

A substantial percentage of our revenues and costs are denominated in NTD and a significant portion of our assets are also denominated in NTD. We are a holding company and we rely on our branch in Taiwan to provide funds for expenses incurred outside of Taiwan. Any significant fluctuations in the value of the NTD may materially and adversely affect our liquidity and cash flows. Appreciation of the U.S. dollar against the NTD would have a negative effect on the U.S. dollar amount we would receive.

Risks Relating to Our Securities

Trading in our shares is limited and we do not know if an active trading market for our shares will develop in the future. Even if a market does develop following this offering, you may be unable to sell your shares at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Trading on our securities is limited and we cannot assure you that an active trading market for our common stock will develop in the future or if it does develop, it may not be maintained. The number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity. A broad or active public trading market for our common shares may not develop or be sustained. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active. The initial public offering price for the shares will be determined by negotiations between us and representatives of the Underwriters and may not be indicative of prices that will prevail in the trading market following the completion of this offering. Consequently, you may not be able to sell shares of our common stock at prices equal to or greater than the price you pay in this offering.

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

The trading price of our common shares is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of the broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located in Taiwan that have listed their securities in the United States. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	publication of research reports by securities analysts about us or our competitors or our industry;
●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (“SEC”);
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	additions and departures of key personnel;
●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
●	the passage of legislation or other regulatory developments affecting us or our industry;
●	speculation in the press or investment community;
●	general economic conditions or political conditions between China and Taiwan;
●	fluctuations in exchange rates; and
●	changes in accounting principles.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our quarterly operating results may fluctuate significantly.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	availability of subcontractors to manufacture our products;
●	the timing of delivery of yachts to our customers;
●	changes in interest rates;
●	macroeconomic conditions, both nationally and locally;

●	changes in consumer preferences and competitive conditions;
●	expansion to new markets;
●	increases in infrastructure costs; and
●	in commodity prices.

Unanticipated fluctuations in our quarterly operating results could result in a decline in our stock price.

Our shares are subject to the penny stock rules.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our common stock currently is a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We have no current plans to pay cash dividends on our common stock for the foreseeable future, and you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We are likely to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it and any potential investor who anticipates the need for current dividends should not purchase our securities. See the section entitled “Dividend Policy.”

There can be no assurance that we will ever provide liquidity to our investors through a sale of our company.

While acquisitions of companies like ours are not uncommon, potential investors are cautioned that no assurances can be given that any form of merger, combination, or sale of our company will take place following this offering, or that any merger, combination, or sale, even if consummated, would provide liquidity or a profit for our investors. You should not invest in our company with the expectation that we will be able to sell the business in order to provide liquidity or a profit for our investors.

The holder of the outstanding shares of our Preferred Stock can control all matters brought before our shareholders for a vote, including the election of all members of our board of directors.

We currently have outstanding 832,000 shares of Class A Convertible Preferred Stock which are owned by Honetech Inc, a Samoa company, which is owned by Mr. Yu Cheng. Each share of our Class A Preferred Stock is convertible, at any time, into ten (10) shares of our common stock. The holder of our Class A Preferred Stock votes together with the holders of our common stock on all matters brought for a vote by our shareholders and is entitled to cast 50 votes for each share of Series A Convertible Preferred Stock or 41,600,000 votes in total. We have outstanding 26,657,921 shares of common stock. Therefore, Yu Cheng, as the owner of Hontech Inc., can cast votes representing 60.9% of the aggregate voting power on all matters voted upon by our stockholders, including the election of members of our Board of Directors. Accordingly, Mr. Cheng will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. Mr. Cheng will also have the power to prevent or cause a change in control of our Company. Without the consent of Mr. Cheng, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. Mr. Cheng’s interests may differ from the interests of our other shareholders.

Ownership of our common stock is concentrated. The interests of those currently holding a majority of the outstanding shares of our common stock and our preferred stock may not be aligned with the interests of our other shareholders.

Approximately ten individuals own a majority of our outstanding shares of common stock. If any of these individuals were to seek to sell shares of our common stock or grant a lien on their shares which results in the sale of shares of our common stock, it could have an adverse impact on the market price of our common stock. Further, the possibility that such sales might occur as a result of this concentration in the ownership of our common stock may cause a material decline in the value of our common stock.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

Sales of substantial amounts of our common stock in the public market, including sales made of any shares pledged for a loan by any holder of a significant number of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 under the Securities Act. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

We incur significant costs as a result of operating as a public company and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that are not incurred by private companies, including some of our competitors. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, has imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we anticipate that compliance with these rules and regulations will increase our legal, accounting and financial compliance costs substantially. A number of those requirements will require us to carry out activities we have not done previously. For example, we will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, these rules and regulations may make our activities related to legal, accounting and financial compliance more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Changes to accounting rules or regulations may adversely affect the reporting of our results of operations.

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future.

Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

The anti-takeover provisions of the Nevada law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. Our Articles of Incorporation and our Bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Board of Directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful. In addition, our Articles of Incorporation and Bylaws will:

●	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;
●	provide that special meetings of stockholders may only be called by our Chairman and/or President, our Board of Directors or a super-majority (66 or 2/3%) of our stockholders;
●	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders;
●	not provide stockholders with the ability to cumulate their votes; and provide that only a super-majority of our stockholders (66 or 2/3%) may amend our amended and restated bylaws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Assessment and Strategy

We regularly evaluate cybersecurity risk from computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors. Such risks are reviewed by our management on a periodic basis as deemed appropriate.

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

●	the use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.

●	the deployment of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.

●	the use of third-party service to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks.

●	the review of the security procedures used by third parties that may host or otherwise have access to Fuel Tech’s data.

●	the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities.

●	if necessary, the use of third-party security experts if and when an incident is detected

We are not aware of having experienced any material cybersecurity incidents.  We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions. For more information, please see “Cybersecurity” under Item 1A “Risk Factors” above.

Board Oversight

As the Board of Directors has yet to establish any committees, Management regularly updates our Board regarding Management’s efforts to minimize cybersecurity risks.

ITEM 2. PROPERTIES

No disclosure is required by this Item as there is no property owned or leased by us that is material to our operations that we cannot readily replace.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material legal or administrative proceedings and are not aware of any claim which might lead to a material legal or administrative proceeding being commenced against us injn the foreseeable future.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is subject to quotation on the OTCQB market under the symbol VIVC. The following table shows the high and low bid prices for our common stock during the fiscal years 2023 and 2022 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2023:
First Quarter	$0.398	$0.11
Second Quarter	$0.247	$0.065
Third Quarter	$0.198	$0.0315
Fourth Quarter	$0.09	$0.016

Year Ended December 31, 2022:
First Quarter	$0.75	$0.30
Second Quarter	$0.58	$0.30
Third Quarter	$0.40	$0.12
Fourth Quarter	$0.18	$0.12

Holders

On March 29, 2024, there were approximately 96 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy. We have neither declared nor paid any cash dividends on either preferred or common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our preferred or common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including its financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during 2023 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended December 31, 2023.

We currently do not have any equity compensation plans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act “) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

Beginning with a change in our management resulting from a change in control of our Company which occurred at the end of 2018, we have explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. In 2022 we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world, and since that time have disposed of all of our business operations in mainland China.

We are the exclusive distributor of Monte-Fino yachts in Asia and the Middle East pursuant to our agreement with Kha Shing Enterprise Co. We also distribute Monte Fino yachts in other territories throughout the world other than those, such as the United States, where Kha Shing has granted another company exclusive distribution rights. Our employees located in Taiwan engage in the design, construction, on an outsourced basis, and distribution of power boats, charter boats and eco-friendly new energy boats. In cooperation with Kha Shing we design and offer various yachts models which differ in their sizes, performances, and functions. Currently, we own our own brand name, “VIVIC.”

As our company grows, we will seek to expand the yacht brands we offer for sale, the territories in which we market our yachts and, if appropriate based on our capabilities and what we can offer, seek to become the exclusive distributor for yacht manufacturers in Taiwan and other territories. We will also seek to enter other areas related to the marine industry where we believe we can be profitable.

Our yachts are manufactured by third parties selected by us on the basis of their production capabilities, technical ability and financial wherewithal. Once a customer places an order, we negotiate and sign an original equipment manufacturer contract with a selected local manufacturer. Our technical staff closely monitors the progress of construction. Upon completion, we deliver the boat to the location designated by our customer.

Results of Operations

On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung pursuant to which Mr. Kung acquired all of the shares of our indirectly wholly-owned subsidiary, Guangdong Weiguan Ship Tech Co., Ltd. (“Weiguan Ship”). In consideration for our interest in Weiguan Ship, we received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify us and our affiliates against any and all claims, including unknown claims and claims for taxes, related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement The divestiture of Weiguan Ship completed our plan to divest of all activities other than our ongoing yacht business in Taiwan.

Our consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

Comparison of continuing operations for the years ended December 31, 2023 and 2022

					Dollar	Percent
	2023	% of sales	2022	% of sales	Increase (Decrease)	Increase (Decrease)
Revenue, net	$1,600,942	100.00%	$-	-%	$1,600,942	-%
Cost of revenue	1,388,728	86.74%	-	-%	1,388,728	-%
Gross profit	212,214	13.26%	-	-%	212,214	-%
General and administrative expenses	395,324	24.69%	216,009	-%	179,315	83.01%
Total operating expenses	395,324	24.69%	216,009	-%	179,315	83.01%
Loss from operations	(183,110)	(11.44)%	(216,009)	-%	(32,899)	(15.23)%
Other expenses, net	(56,719)	(3.54)%	(10,265)	-%	46,454	452.55%
Loss before income taxes	(239,829)	(14.98)%	(226,274)	-%	13,555	5.99%
Income tax expense	1,531	0.10%	9	-%	1,522	16,911.11%
Net loss from continuing operations	(241,360)	(15.08)%	(226,283)	-%	15,077	6.66%
Net income (loss) from discontinued operations	1,746,302	109.08%	(755,269)	-%	2,501,571	331.22%
Net income (loss) for the period	1,504,942	94.00%	(981,552)	-%	2,486,494	253.32%
Net loss attributable to noncontrolling interest arise from
Continuing operations	-	-%	-	-%	-	-%
Discontinued operations	-	-%	(37,156)	-%	(37,156)	(100.00)%
Net income (loss) attributable to Vivic Corp. arise from	-	0.00%	(37,156)	-%	(37,156)	(100.00)%
Continuing operations	(241,360)	(15.08)%	(226,283)	-%	15,077	6.66%
Discontinued operations	1,746,302	109.08%	(718,113)	-%	2,464,415	343.18%
Total net income (loss) attributable to Vivic Corp.	1,504,942	94.00%	(944,396)	-%	2,449,338	259.35%

Revenue

Revenue from continuing operations was $1,600,942 for the year ended December 31, 2023 (“Fiscal 2023”), representing an increase of $1,600,942 from the year ended December 31, 2022 (“Fiscal 2022”), in which there was no revenue. The increase was mainly due to the inception of sales of yacht at our Taiwan branch.

Cost of revenue

Cost of revenue from continuing operations was $1,388,728 for Fiscal 2023, an increase of $1,388,728 from Fiscal 2022, in which there were no revenues or cost of revenues. The increase was mainly due to the inception of sales at our Taiwan branch.

Gross profit

Gross profit from continuing operations was $212,214 for Fiscal 2023, an increase of $212,214, from gross profit for Fiscal 2022, when there were no sales.

Operating expenses

General and administrative expenses from continuing operations were $395,324 for Fiscal 2023, compared to $216,009 for Fiscal 2022, an increase of $179,315 or 83.01%. The increase was mainly due to an increase in staffing fees by $146,315, an increase in professional expenses by $107,242, increased management service fees by $60,000, increased meal and entertainment expense by $13,127, increased annual filing fee by $6,016, increased retirement fee by $1,114, increased travel expense by $4,887 and increased other expenses by $32,252, which were partly offset by decreased consulting expenses of $170,990, and decreased payroll expense of $20,343.

Other expenses, net

Net other expense from continuing operations was $56,719 for Fiscal 2023, and $10,265 for Fiscal 2022, respectively. For Fiscal 2023, the net other expense mainly consisted of interest expense of $18,271, and other expenses of $38,448. For Fiscal 2022, the net other expense mainly consisted of interest expense of $7,761, and other expense of $2,504.

Net loss from continuing operations

We had a net loss from continuing operations of $241,360 for Fiscal 2023, compared to $226,283 for Fiscal 2022, an increase of $15,077 or 6.66%, for the reasons explained above.

Net income (loss) from discontinued operations

We had net income from discontinued operations of $1,746,302 for Fiscal 2023, compared to net loss of 755,269 for Fiscal 2022. During Fiscal 2023, we had a gain on disposal of Weiguan Ship of $1,859,207, and a $112,905 loss from the operations of Weiguan Ship, up to the date of disposal.

LIQUIDITY AND GOING CONCERN

We had $72,907 of cash and cash equivalents and working capital of $2,190,652 as of December 31, 2023, and incurred a net loss from continuing operations of $241,360 during the year ended December 31, 2023, respectively. Our working capital as of December 31, 2023, includes a related party receivable of $ 2,586,218. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2023, and 2022.

	2023	2022
Net cash (used in) provided by operating activities for continuing operations	$27,623	$(246,512)
Net cash (used in) provided by operating activities for discontinued operations	(235,558)	249,705
Net cash provided by (used in) operating activities	(207,935)	3,193

Net cash used in investing activities for continuing operations	-	(7,485)
Net cash (used in) provided by investing activities for discontinued operations	(43,782)	(35,821)
Net cash used in investing activities	(43,782)	(43,306)

Net cash (used in) provided by financing activities for continuing operations	(25,163)	207,371
Net cash provided by (used in) financing activities for discontinued operations	282,419	(108,469)
Net cash provided by financing activities	$257,256	$98,902

Net cash from continuing operations used in or provided by operating activities

The net cash provided by operating activities from continuing operations was $27,623 for Fiscal 2023, compared to net cash used in operating activities from continuing operations of $246,512 for Fiscal 2022. The decrease in cash outflow from operating activities was principally attributable to an increase in cash inflow from deferred revenue by $270,715, which was mainly customer deposits for sales orders received in our Taiwan branch, an increase in cash inflow from accrued liabilities and other payables by $144,493, an increase in cash inflow from tax payables by $38,134, and decreased cash outflow on other receivables of $18,121, which was partly offset by increased cash outflows from accounts receivables by $175,827, increased cash outflow from deposit and prepayments by $3,232 and increased net loss from continue operation by $15,077.

Net cash from continuing operations used in or provided by investing activities

Net cash provided by investing activities for continuing operations was $nil for Fiscal 2023, compared to net cash used in investing activities for continuing operations of $7,485 for Fiscal 2022. The net cash used in investing activities for continuing operations for Fiscal 2022, consisted of the purchase of intangible assets for $7,485.

Net cash from continuing operations provided by or used in financing activities

The net cash used in financing activities from continuing operations was $25,163 for Fiscal 2023, compared to net cash provided by financing activities from continuing operations of $207,371 for Fiscal 2022. The net cash used in financing activities from continuing operations for Fiscal 2023, consisted of proceeds from loans of $545,703, partly offset by changes in amounts due to related parties of $570,866. The net cash provided by financing activities from continuing operations for Fiscal 2022, consisted of proceeds from issuance of shares of $50,000, and proceeds from amounts due to related parties of $157,371.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $72,907 of cash and cash equivalents available for the Company’s continuing operations and working capital of $2,190,652 as of December 31, 2023, which included a receivable due from a related party in the amount of $2,586, 218, and incurred a net loss of $241,360 from continuing operations during the year ended December 31, 2023. The Company had an accumulated deficit of approximately $3.3 million as of December 31, 2023.

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

Management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date of issuance of this report. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, the receipt of amounts due from related parties and further issuances of securities to our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

Our president and chief executive officer, who is also serving as our chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our president/ chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, we have concluded that our internal controls over financial reporting were not effective as of December 31, 2023, due to the lack of personnel familiar with U. S. generally accepted accounting principles, the lack of an oversight committee and the lack of a sufficient number of personnel to allow for the required segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Shang-Chiai Kung, CEO, CFO, Chairman of the Board and a Board Director, 84 years old, is a resident of Taiwan. He received a degree from An-Ping Junior High School. He was the Chairman of Kha Shing Enterprise Co., Ltd. (Taiwan) from 1988 to 2004. Since 2008 he has been Chairman of Go Right Holdings Ltd. Since 2013 he has served as Chairman of Jiexing Argicultural Technology Co., Ltd. Mr. Kung became a director of our Company, our Chairman and Chief Executive Officer on July 9, 2020 and Chief Financial Officer on June 15, 2021.

Kun-Teng Liao, Secretary and a Director, 55 years’ old, is a resident of Taiwan. He received an MBA degree from Seton Hall University, located in New Jersey in 2013. From 2006 to 2016, he was the chairman of EcallBuy Trading Company Limited. Mr. Liao became a director of our Company and Secretary on 8/4/2021.

Board Composition; Committees

We currently have two directors on our Board of Directors. As our business progresses, we will look to recruit additional individuals to become members of our Board of Directors. Once we add a sufficient number of additional directors, the Board will establish various committees, adopt appropriate charters governing the responsibilities of each committee and appoint directors to the committees. Until such time, the functions to be delegated to committees will be carried out by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

None of our directors or officers received any compensation for services in 2022 and 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 8, 2024 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and officer, and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Officers/Directors	Address	No. of Shares	Percentage of Common Stock (1) (2)
Kun-Teng Liao (Secretary and Board Director)	No. 15 Chen Yu Rd., Changhua, Taiwan 50020	174,000	0.653%
	Officers and Directors as Total	174,000	0.653%

5% and above shareholder
Cheng-Lung Soong	10F, No. 59, Ln. 112, Jihu Rd., Zhongshan Dist.,Taipei, Taiwan	2,039,000	7.649%
Go Right Holdings Ltd.	No. 7, Aly 1, Ln. 143, Sec. 2, Lin-An Rd., N. Dist. Tainan, Taiwan	1,409,363	5.287%
Liu-Shiang Kung Hwang	No. 7, Aly 1, Ln. 143, Sec. 2, Lin-An Rd., N. Dist. Tainan, Taiwan	1,945,562	7.298%
Kun-Horng Tsai	3F, No. 66, Ln. 133, Dongfeng Rd., N. Dist. Tainan, Taiwan	1,784,000	6.692%
Huilan Chen	1091 Rising Moon Trail, Snellville, GA. 30078	1,589,686	5.963%
Miao-Chuan Ho	No. 22, Ln. 480 Wenxian Rd., N. Dist. Tainan, Taiwan	1,455,000	5.458%
Anhua Tu	Room 702, Building 22, Yuding Supreme, Hongwen Qili, Siming. Dist. Xiamen, China	1,500,000	5.627%
Binchang Tu	Room 702, Building 22, Yuding Supreme, Hongwen Qili, Siming. Dist. Xiamen, China	2,500,000	9.378%
Yuqing Qiu	Room 502 No 31, Poerlong Yuhu Guandi Huli district Xiamen City, China	2,000,000	7.502%
	5% and above shareholder as Total	16,396,611	61.51%

(1)	The percentages above are based on 26,657,921 shares of our common stock issued and outstanding as of April 8, 2024.
(2)	The percentages set forth above reflect the portion of our outstanding shares of common stock held by each of the individuals named in the above table. We currently have outstanding 832,000 shares of Class A Convertible Preferred Stock which vote together with the holders of our common stock on all matters brought before our shareholders for a vote. Each share of Series A Convertible Preferred Stock is entitled to cast 50 votes for an aggregate of 41,600,000 votes on all matters voted upon by our shareholders. Therefore, the holder of our Class A Preferred Stock can cast votes representing 60.9% of the aggregate voting power on all matters voted upon by our stockholders.

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

Due to related parties represented temporary advances to the Company by the shareholders of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant. The balance of due to related parties from the Company’s continuing operations was $191,808 and $273,710 as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company borrowed $11,389 from related parties, repaid $582,467 to related parties.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current independent registered public accounting firm is YCM CPA Inc. We engaged YCM CPA Inc. on March 23, 2022. The following table shows their fees for audit and other services in relation to our 2023 and 2022 fiscal years:

	For the fiscal years ended December 31,
	2023	2022
Audit service:	$50,000	$50,000
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	$50,000	$50,000

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
3.2*	Certificate of Amendment to Articles of Incorporation filed April 8, 2019.
3.3*	Certificate of Designation filed April 9, 2019.
3.4*	Certificate of Amendment to Articles of Incorporation filed November 18, 2019.
3.5*	Certificate of Amendment to Articles of Incorporation filed January 16, 2020.
3.6*	Certificate of Correction filed January 17, 2020.
3.7*	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed December 9, 2020.
3.8	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
4.1*	Description of Securities.
10.1	Stock Purchase Agreement dated July 12, 2023, between Vivic Corporation (Hong Kong) Co. Limited and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated July 12, 2023).
10.2	Debt Conversion Agreement dated May 26, 2023, between the Company and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated May 26, 2023)
14.1*	Code of Ethics
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of 15d-14 of Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* Filed herewith

** Furnished Herewith

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivic Corp
(Registrant)

Date: April 15, 2024	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer, Chairman of the Board, Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shang-Chiai Kung	President and Chief Executive,	April 15, 2024
Shang-Chiai Kung	CFO, (Principal Accounting Officer) Officer, Chairman of the Board, Director (Principal Executive Officer)

/s/ Kun-Teng Liao	Director and Secretary	April 15, 2024
Kun-Teng Liao

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VIVIC CORP. and subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2023, and the Company currently has a working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

Evaluation of the Identification of Related Parties and Related Party Transactions

Description of the Matter

As disclosed in Notes 14 to the consolidated financial statements, the Company engages in transactions with related parties, which are integral to its operations. These transactions include prepayments of goods and working capital injections. We identified the evaluation of the identification of related parties and relate-party transactions as a critical audit matter due to the complexity and the inherent risk of omission or incomplete disclosure of related parties and their transactions. The potential for these transactions to not be conducted on arm’s length terms, along with the extensive nature of transactions.

How We Addressed the Matter in Our Audit

In order to address the matter above, our audit procedures included, among others,

(1)	Gaining and understanding of the Company’s process for identifying related parties and related-party transactions, reviewing the Company’s policies and procedures for identifying and disclosing such relationships and transactions, as well as the controls in place to ensure completeness and accuracy.

(2)	Conducting inquiries with management and those charged with governance to identify all related parties and understand the nature of transactions with these parties. We also obtained confirmations from identified related parties to corroborate the information provided by management.

(3)	For significant related-party transactions identified during the audit, we reviewed the underlying contracts and agreements to assess whether the terms and conditions were consistent with those of arm’s length transactions.

(4)	Conducting targeted searches for potential undisclosed related-party relationship using the names of the entities, key management personnel, significant shareholders and known related parties.

(5)	Reviewing the financial statement disclosures related to related parties and related-party transactions to ensure they were complete and in accordance with the relevant financial reporting framework.

/s/ YCM CPA, Inc.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781
Irvine, California
April 15, 2024

VIVIC CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$72,907	$73,998
Accounts receivables	179,777	-
Deposit and prepayments	915,497	451,583
Due from related party	2,851,649	-
Other receivables	92,190	-
Total current assets	4,112,020	525,581

Non-current assets
Property and equipment, net	993	1,458
Intangible assets, net	3,339	5,822
Total non-current assets	4,332	7,280

Assets from discontinued operations	-	2,658,736

TOTAL ASSETS	$4,116,352	$3,191,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,715	$-
Accrued liabilities and other payables	197,815	147,242
Deferred revenue	1,520,416	576,449
Taxes payable	9,614	-
Due to related parties	191,808	273,710
Total current liabilities	1,921,368	997,401

Non-Current liabilities
SBA loan payable	87,500	87,500
Long term loan	555,193	-
Total non-current liabilities	642,693	87,500

Liabilities from discontinued operations	-	3,142,918

TOTAL LIABILITIES	2,564,061	4,227,819

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of December 31, 2023 and 2022	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 26,657,921 and 25,546,810 shares issued and outstanding as of December 31, 2023 and 2022, respectively	26,658	25,547
Additional paid-in capital	4,845,066	3,746,177
Accumulated other comprehensive income (loss)	(15,361)	1,068
Accumulated deficit	(3,304,904)	(4,809,846)
Total stockholders’ equity (deficit)	1,552,291	(1,036,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,116,352	$3,191,597

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2023	2022

Revenue, net	$1,600,942	$-

Cost of sales	1,388,728	-

Gross profit	212,214	-

Operating expenses
General and administrative expenses	395,324	216,009

Loss from operations	(183,110)	(216,009)

Other income (expenses)
Interest expense, net	(18,271)	(7,761)
Other expenses, net	(38,448)	(504)
Loss on loan settlement	-	(2,000)
Total other expenses, net	(56,719)	(10,265)

Loss before income taxes	(239,829)	(226,274)

Income tax provision	1,531	9

Net loss from continuing operations	(241,360)	(226,283)

Income (loss) from discontinued operations (including gain on disposal of subsidiary of $1.86 million in 2023)	1,746,302	(755,269)

Net income (loss) for the period	1,504,942	(981,552)

Net loss attributable to noncontrolling interest arise from
Continuing operations	-	-
Discontinued operations	-	(37,156)

Total net loss attributable to noncontrolling interest	$-	$(37,156)

Net income (loss) attributable to Vivic Corp. arising from
Continuing operations	(241,360)	(226,283)
Discontinued operations	1,746,302	(718,113)

Total net income (loss) attributable to Vivic Corp.	$1,504,942	$(944,396)

Other comprehensive item
Foreign currency translation loss	(16,429)	(9,279)

COMPREHENSIVE INCOME (LOSS)	$1,488,513	$(953,675)

Weighted average common stock outstanding
Basic and Diluted	26,213,477	25,549,386

Net income (loss) from per share of common stock – Basic and Diluted	0.06	(0.04)

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Equity attributable to VIVIC Corp. shareholders
	Preferred stock		Common stock		Additional	Accumulated other			Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated loss	Noncontrolling interests	equity (deficit)

Balance as of December 31, 2021	832,000	$832	25,556,810	$25,557	$3,821,709	$10,347	$(3,865,450)	$(90,386)	$(97,391)

Cancellation of shares	-	-	(60,000)	(60)	60	-	-	-	-
Shares issued for loan settlement	-	-	50,000	50	51,950	-	-	-	52,000
Acquisition of minority equity of a subsidiary	-	-	-	-	(127,542)	-	-	127,542	-
Foreign currency translation adjustment	-	-	-	-	-	(9,279)	-	-	(9,279)
Net loss	-	-	-	-	-	-	(944,396)	(37,156)	(981,552)

Balance as of December 31, 2022	832,000	832	25,546,810	25,547	3,746,177	1,068	(4,809,846)	-	(1,036,222)

Shares issued for loan settlement	-	-	1,111,111	1,111	1,098,889	-	-	-	1,100,000
Foreign currency translation adjustment	-	-	-	-	-	(16,429)	-	-	(16,429)
Net income	-	-	-	-	-	-	1,504,942	-	1,504,942
									-
Balance as of December 31, 2023	832,000	$832	26,657,921	$26,658	$4,845,066	$(15,361)	$(3,304,904)	$-	$1,552,291

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,504,942	$(981,552)
Net loss from discontinued operations	1,746,302	(755,269)
Net loss from continuing operations	(241,360)	(226,283)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	2,923	3,532
Interest expense	-	2,232
Loss on loan settlement	-	2,000
Changes in operating assets and liabilities:
Accounts receivables	(176,704)	(877)
Deposit and prepayments	(454,455)	(451,223)
Other receivables	(90,614)	(108,735)
Deferred revenue	925,796	655,081
Accounts payable	1,685	36
Accrued liabilities and other payables	50,903	(93,590)
Tax payables	9,449	(28,685)

Net cash provided by (used in) continuing operations	27,623	(246,512)
Net cash (used in) provided by discontinued operations	(235,558)	249,705

Net cash (used in) provided by operating activities	(207,935)	3,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(7,485)

Net cash used in continuing operations	-	(7,485)
Net cash used in discontinued operations	(43,782)	(35,821)

Net cash used in investing activities	(43,782)	(43,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from / (to) related parties	(570,866)	157,371
Proceeds from loans	545,703	50,000

Net cash (used in) provided by continuing operations	(25,163)	207,371
Net cash provided by (used in) discontinued operations	282,419	(108,469)

Net cash provided by financing activities	257,256	98,902

Effect of exchange gain (loss) on cash and cash equivalents	(6,630)	24,344

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,091)	83,133

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	73,998	80,306

CASH & CASH EQUIVALENTS, END OF YEAR	$72,907	$163,439

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS:
Cash and cash equivalents	72,907	73,998
Cash and cash equivalents from discontinuing operations	-	89,441
	$72,907	$163,439

Supplemental Cash Flows Information:
Continuing operations:
Cash paid for interest	$23,960	$492
Cash paid for income tax	$-	$9

Supplemental Disclosure of Non-Cash Flows Information:
Continuing operations:
Common stock issued for loan settlement	$1,100,000	$52,000

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE– 1 ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company” or “VIVC”) was established under the corporate laws of the State of Nevada on February 16, 2017. Beginning with a change in management resulting from a change in control of the Company which occurred at the end of 2018, the Company has explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. The Company is the exclusive distributor of Monte-Fino yachts in Asia and the Middle East, and is the non-exclusive distributor for other territories throughout the world for the places that have no exclusive distributor. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

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

The Company determined to focus its efforts on yacht sales in Taiwan and other selected regions throughout the world. On July 12, 2023, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”, son of Shang-Chiai Kung, the Company’s principal shareholder, President and Chief Executive Officer), pursuant to which Mr. Kung acquired all of the shares of Weiguan Ship. In consideration for its interest in Weiguan Ship, the Company received RMB 1,000 ($137) consideration and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes.

Description of subsidiaries as of December 31, 2023 as follows:

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

NOTE– 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

● Use of estimates

Preparing these consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Actual results may differ from these estimates.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2023 and 2022, the Company had no allowance for doubtful accounts.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the years ended December 31, 2023 and 2022 there were no intangible asset impairments to be recorded.

● Deferred revenue

Deferred revenue represents advance payments made by a customer for goods and services the company will provide in the future. Due to its short-term nature, deferred revenue is usually satisfied within the 12 months.

● Revenue recognition

In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from processing, distribution, and sales of its products. The Company recognize its revenue at a point in time when the control of the products has been transferred to customers.

● Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

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

● Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations.

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries operating in PRC, Taiwan and Hong Kong maintain their books and record in their local currency, Renminbi (“RMB”), New Taiwan Dollar (“TWD”) and Hong Kong dollars (“HK$”), each of which is a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets, and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of changes in stockholder’s equity deficit.

Translation of amounts from RMB, TWD and HK$ into US$ has been made at the following exchange rates as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Period/year-end RMB:US$ exchange rate	7.0999	6.8972
Period/annual average RMB:US$ exchange rate	7.0809	6.7290
Period/year-end HK$:US$ exchange rate	7.8109	7.8015
Period/annual average HK$:US$ exchange rate	7.8292	7.8306
Period/year-end TWD:US$ exchange rate	30.6200	30.7300
Period/annual average TWD:US$ exchange rate	31.1525	29.7963

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

● Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total stockholders’ deficit on the consolidated balance sheets and the net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

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

● Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and notes payable): cash and cash equivalents, accounts receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of notes payable approximates the carrying amount.

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

● Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2023. The adoption did not have significant impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

NOTE – 3 DISCONTINUED OPERATIONS

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

There were no material transactions for the disposed group for the period from July 1, 2023 through July 12, 2023, and for the purpose of complying with the Company’s monthly accounting cut-off date, the Company used June 30, 2023 as the date of disposal. The following table summarizes the carrying value of the assets and liabilities of the disposed group at the closing date of disposal. The Company recorded $1.86 million gain on disposal of the subsidiaries, which was the difference between the selling price of US$138 and the carrying value of the net assets of the disposed group; further, under ASC 830-30-40-1, since the sale represented a substantially complete liquidation of the foreign entity, Vivic reclassified the entire accumulated currency translation adjustment balance of $0.17 million associated with Weiguan Ship from equity to gain on disposal.

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

The operations of Weiguan Ship and its subsidiaries are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the years ended December 31,
	2023	2022
Revenue, Net	$957,667	$106,322
Cost of Sales	650,586	82,694
Gross Profit	307,081	23,628
Operating Expenses	447,610	983,754
Loss from Operations	(140,529)	(960,126)
Other Income (Expense)
Investment gain	-	58,092
Interest expense, net	(9,549)	(23,592)
Other income	37,173	192,245
Total Other Income	27,624	226,745
Loss Before Income Taxes	(112,905)	(733,381)
Income Tax Expense	-	-
Gain on disposal of subsidiaries	1,859,207
Net Loss from Discontinued Operations	$(1,746,302)	$(733,381)

NOTE– 4 GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $72,907 of cash and cash equivalents and working capital of approximately $2.19 million as of December 31, 2023, which included a receivable due from a related party in the amount of $2,568,218, and although the Company generated net income of $1.50 million during the year ended December 31, 2023, this was mainly from the gain on disposal of subsidiaries of $1.86 million, while it incurred a net loss of $241,360 from continuing operations, The Company had an accumulated deficit of approximately $3.30 million as of December 31, 2023.

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

Management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that this report is issued. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result if the Company is unable to continue as a going concern. To date the Company has financed its operations primarily through equity investments and loans made by related parties and their affiliates in additional to loans from commercial banks and third parties. The Company may also seek funding through public or private financings, collaborative arrangements, and other possible means of financing.

In addition, the Company will seek to expand the yacht brands the Company can offer for sale, the territories in which the Company markets its yachts and, if appropriate based on the Company’s capabilities and what the Company can offer, seek to become the exclusive distributor for yacht manufacturers in Taiwan and other territories. The Company will also seek to enter other areas related to the marine industry where the Company believes it can be profitable.

NOTE– 5 DEPOSIT AND PREPAYMENTS

Deposit and prepayments consisted of the following:

	December 31, 2023	December 31, 2022

Prepayments	$909,748	$451,483
Prepaid service fee	5,749	-
Total deposit and prepayments	$915,497	$451,583

Prepayments mainly consisted of prepaid expenses to vendors. Prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE– 6 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022

Office equipment	$2,678	$2,668
Subtotal	2,678	2,668
Less: accumulated depreciation	(1,685)	(1,210)
Property, plant and equipment, net	$993	$1,458

Depreciation expense for the years ended December 31, 2023 and 2022 was $462 and $483, respectively.

NOTE– 7 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31 2023	December 31, 2022

Software	$7,511	$7,485
Total intangible assets	7,511	7,485
Less: accumulated amortization	(4,172)	(1,663)

Intangible assets, net	$3,339	$5,822

Amortization expense for the years ended December 31, 2023 and 2022 was $2,461 and $1,663, respectively.

NOTE– 8 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	December 31, 2023	December 31, 2022

Accrued penalty	$32,850	$-
Accrued salaries	2,354	1,236
Accrued consulting fee	120,000	60,000
Other payables	42,611	86,006
Total accrued liabilities and other payable	$197,815	$147,242

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

The Company recorded the $60,000 fine, and during the year ended December 31, 2023, the Company made a payment of $27,150 to an escrow account, which fund was subsequently released to the SEC.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE– 9 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($164,042) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the year ended December 31, 2023, the Company recorded and paid interest expense of $12,857, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s CEO (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($381,658) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. During the year ended December 31, 2023, the Company recorded and paid interest expense of $5,978. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Huang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp).

NOTE– 10 SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward the interest since the interest started to accrue from the original disbursement date. For the year ended December 31, 2023 and 2022, the Company made payments of interest of $5,124 and $0 on the EIDL loan, respectively.

As of December 31, 2023, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending December 31,	Amount
2024	$5,124
2025	5,124
2026	5,124
2027	5,124
2028	5,124
Thereafter	61,880
Total	$87,500

NOTE– 11 INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

VIVC is registered in the State of Delaware and is subject to US federal corporate income tax rate of 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision.

The reconciliation of income tax rate to the US effective income tax rate based on income before income taxes for the years ended December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022
Loss before income taxes	$(238,729)	$(178,759)
Permanent difference	60,000	-
Taxable loss	(178,729)	(178,759)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(37,533)	(37,539)
Tax effect of allowance	37,533	37,539

Income tax expense	$-	$-

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rate of 20% on the assessable income arising in Taiwan during its tax year. The operation in Taiwan incurred an operating loss and the provision for income tax for the years ended December 31, 2023 and 2022 was $1,531 and $0.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the years ended December 31, 2023 and 2022.

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year. The Company did not have any PRC subsidiaries as of December 31, 2023 after the disposal of Weiguan Ship in July 2023.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended December 31, 2023 and 2022 are as follows:

	For the Years Ended December 31,
	2023	2022

Loss before income taxes	$-	$(733,468)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	-	(183,367)
Net operating loss against valuation allowance	-	183,367

Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Deferred tax assets on
Net operating loss carryforwards:
- United States	$282,546	$37,539
- Taiwan	55,612	9,229
- Hong Kong	394	213
- PRC	-	183,367
Total	338,552	230,348
Less: valuation allowance	(338,552)	(230,348)

Deferred tax assets, net	$-	$-

As of December 31, 2023, the operations from the Company’s continuing operations had $1,345,455 of net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $338,552 on the expected future tax benefits from the net operating loss from the Company’s continuing operations carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE– 12 STOCKHOLDERS’ DEFICIT

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of December 31, 2023 and 2022, the Company had 832,000 shares of its preferred stock issued and outstanding.

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

As of December 31, 2023 and 2022, the Company had 26,657,921 and 25,546,810 shares of its common stock issued and outstanding, respectively.

NOTE– 13 NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Net loss for basic and diluted attributable to Vivic Corp.-continuing operations	$(241,360)	$(226,283)
Net income (loss) for basic and diluted attributable to Vivic Corp – discontinued operations	1,746,302	(718,113)
Weighted average common stock outstanding – Basic and Diluted	26,213,477	25,549,386
Net loss per share of common stock – basic and diluted-continuing operations	(0.01)	(0.01)
Net income (loss) per share of common stock – basic and diluted-discontinued operations	$0.07	$(0.03)

NOTE– 14 RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung CEO of Vivic Corp.
Kung Huang Liu Shiang	Spouse of Shang-Chiai Kung CEO of Vivic Corp.
Yufei Zeng	Stockholder of Vivic Corp.
Shang-Chiai Kung	CEO of Vivic Corp.
Kun-Teng Liao	Secretary and Board Member
Guangdong Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic

b. Due from related parties

Due from related parties consisted of the following:

Name	December 31, 2023	December 31, 2022
Guangdong Weiguan Ship 1)	$2,630,821	$-
Yun-Kuang Kung 2)	220,828	-
Total	$2,851,649	$-

1)	Due to disposal of Weiguan Ship in July 2023 (Note 3), at December 31, 2023, the Company had a receivable from Weiguan Ship for $2,630,821, which was previously eliminated at consolidation before the disposal.

2)	On June 16, 2023, the Company entered a trilateral Corporation Agreement with Yun-Kuang Kung and Guangdong Weiguan Shipping Co., Ltd (“Weiguan Ship”, 100% owned by Mr. Kung after disposal of Weiguan Ship by the Company) to engage in yacht development leasing, dock operations, and related businesses in mainland China. Due to Mr. Kung’s extensive social relationship and rich business experience in China, the Company can do yacht leasing and dock operation business through Yinxin International Financial Leasing Co., Ltd (“Yinxin”) which was obtained through Mr. Kung’s personal channels, the Company advanced $327,165 (TWD 10,017,800) to Yun-Kuang Kung for a three-year term for developing the yacht business in China. Yun-Kuang Kung subsequently transferred the fund to Yinxin pursuant to the loan agreement.

Per the terms of the agreement, Weiguan Ship pledged a yacht with book value of $402,000 (RMB 2,900,000) and estimated fair market value of $494,000 (RMB 3,500,000) as collateral for the loan. Yinxin is responsible for repaying the entire loan amount at the end of the term. Upon full repayment of the principal, Mr. Kung will receive half of the net profits of Yinxin as dividend, on an annual basis. These dividends will then be transferred back to the Company by Mr. Kung.

In the event that Yinxin is unable to repay the full amount at maturity, the Company has the option to accept stock ownership from Yinxin or take possession of the pledged yacht as repayment.

As of December 31, 2023, Vivic HK had a due to Yun-Kuang Kung of $106,337 resulting from Yun-Kuang Kung’s investment into Vivic HK on behalf of the Company.

After netting-off the amount of due-to and due-from Yun-Kuang Kung, the Company’s outstanding amount receivable from Yun-Kuang Kung was $220,828 as of December 31, 2023

c. Due to related parties

Due to related parties consisted of the following:

Name	December 31, 2023	December 31, 2022
Yun-Kuang Kung	$-	$63,770
Kung Huang Liu Shiang	1,392	-
Shang-Chiai Kung	190,416	209,940
Kun-Teng Liao	-	-
Total	$191,808	$273,710

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

NOTE– 15 COMMITMENTS AND CONTINGENCIES

As of December 31, 2023 and 2022, the Company has no material commitments and contingencies.

NOTE– 16 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had no major subsequent event need to be disclosed.

