Form 10-Q
period 2024-03-31
VIVIC CORP.
filed 2024-05-14
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 13, 2024, there were 26,657,921 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

March 31, 2024

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

PART I - FINANCIAL INFORMATION

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$47,224	$72,907
Accounts receivables	469,779	179,777
Deposit and prepayments	697,255	915,497
Due from related party	2,817,646	2,851,649
Other receivables	92,310	92,190
Total current assets	4,124,214	4,112,020

Non-current assets
Property and equipment, net	839	993
Intangible assets, net	2,602	3,339
Total non-current assets	3,441	4,332

TOTAL ASSETS	$4,127,655	$4,116,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$1,715
Accrued liabilities and other payables	217,777	197,815
Deferred revenue	726,253	1,520,416
Taxes payable	166,194	9,614
Due to related parties	233,225	191,808
Total current liabilities	1,343,449	1,921,368

Non-Current liabilities
SBA loan payable	87,500	87,500
Long term loan	532,415	555,193
Total non-current liabilities	619,915	642,693

TOTAL LIABILITIES	$1,963,364	$2,564,061

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 26,657,921 shares issued and outstanding as of March 31, 2024 and December 31, 2023	26,658	26,658
Additional paid-in capital	4,845,066	4,845,066
Accumulated other comprehensive loss	(13,526)	(15,361)
Accumulated deficit	(2,694,739)	(3,304,904)
Total stockholders’ equity	2,164,291	1,552,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,127,655	$4,116,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue, net	$1,837,442	$-

Cost of sales	649,491	-

Gross profit (loss)	1,187,951	-

Operating expenses
General and administrative expenses	404,541	48,527
Total operating expenses	404,541	48,527

Income (loss) from operations	783,410	(48,527)

Other income (expenses)
Interest expense, net	(6,008)	(2,211)
Other expenses, net		(54,804)
Total other expenses, net	(6,008)	(57,015)

Income (loss) before income taxes	777,402	(105,542)

Income tax provision	167,237	-

Net income (loss) from continue operations	610,165	(105,542)

Net Loss from discontinued operations	-	(226,682)

Net income (loss) for the period	$610,165	$(332,224)

Other comprehensive item
Foreign currency translation gain (loss)	1,835	(1,146)

COMPREHENSIVE INCOME (LOSS)	$612,000	$(333,370)

Weighted average common stock outstanding
Basic	26,657,921	25,546,810
Diluted	27,489,921	25,546,810
Net income (loss) from per share of common stock – Basic	$0.02	$(0.01)
Net income (loss) from per share of common stock – Diluted	$0.02	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other		Total shareholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated loss	equity (deficit)
Balance as of December 31, 2023	832,000	$832	26,657,921	$26,658	$4,845,066	$(15,361)	$(3,304,904)	$1,552,291
Foreign currency translation adjustment	-	-	-	-	-	1,835	-	1,835
Net income	-	-	-	-	-	-	610,165	610,165

Balance as of March 31, 2024	832,000	$832	26,657,921	26,658	$4,845,066	$(13,526)	$(2,694,739)	$2,164,291

Balance as of December 31, 2022	832,000	$832	25,546,810	$25,547	$3,746,177	$1,068	(4,809,846)	$(1,036,222)
Foreign currency translation adjustment	-	-	-	-	-	(1,146)	-	(1,146)
Net loss	-	-	-	-	-	-	(332,224)	(332,224)
								-
Balance as of March 31, 2023	832,000	$832	25,546,810	$25,547	$3,746,177	$(78)	$(5,142,070)	$(1,369,592)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$610,165	$(332,224)
Net loss from discontinued operations	-	(226,682)
Net Income (loss) from continuing operations	610,165	(105,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expenses	724	749
Changes in operating assets and liabilities:
Accounts receivables	(301,956)	-
Deposit and prepayments	183,862	(502,445)
Other receivables	(3,963)	-
Deferred revenue	(743,052)	432,685
Accounts payable	(1,670)	-
Accrued liabilities and other payables	20,285	52,154
Tax payables	159,392	-

Net cash used in continuing operations	(76,213)	(122,399)
Net cash provided by discontinued operations	-	47,978

Net cash used in operating activities	(76,213)	(74,421)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in continuing operations	-	-
Net cash used in discontinued operations	-	(76,941)

Net cash used in investing activities	-	(76,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related parties	51,087	271
Proceeds from loans	-	164,509

Net cash provided by continuing operations	51,087	164,780
Net cash provided by discontinued operations	-	158,032

Net cash provided by financing activities	51,087	322,812

Effect of exchange gain (loss) on cash and cash equivalents	(557)	364

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(25,683)	171,814

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	72,907	163,439

CASH & CASH EQUIVALENTS, END OF PERIOD	$47,224	$335,253

Supplemental Cash Flows Information:
Continuing operations:
Cash paid for interest	$5,950	$3,492
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE– 1 ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company” or “VIVC”) was established under the corporate laws of the State of Nevada on February 16, 2017. Beginning with a change in management resulting from a change in control of the Company which occurred at the end of 2018, the Company has explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. More recently, the Company determined to focus its efforts on yacht sales in Taiwan and other selected regions throughout the world. The Company is the exclusive distributor of Monte-Fino yachts in Asia and the Middle East, and is the non-exclusive distributor in other territories throughout the world for which Monte-Fino has not appointed an exclusive distributor. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

The Company’s headquarters are maintained at its branch in the Republic of China (“ROC” or “Taiwan”), Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It is mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries.

On July 12, 2023, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”, son of Shang-Chiai Kung, the Company’s principal shareholder, President and Chief Executive Officer), pursuant to which, Mr. Kung acquired all of the shares of the Company’s wholly owned subsidiary Guangdong Weiguan Ship Tech Co., Ltd (“Weiguan Ship”). In consideration for its interest in Weiguan Ship, the Company received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes.

Description of subsidiaries as of March 31, 2024 is as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held
Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Holding company and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Vivic Corp. Taiwan Branch	The Republic of China (Taiwan)	Provision of yacht service	Registered: TWD 5,000,000, Paid up: TWD5,000,000	100%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE– 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

● Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim unaudited condensed consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC on April 16, 2024.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2024 and December 31, 2023, the Company had no allowance for doubtful accounts.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three months ended March 31, 2024 and 2023 there were no intangible asset impairments to be recorded.

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

● Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of stockholders’ equity deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries operating or which operated in the PRC, Taiwan and Hong Kong maintain their books and records in their local currency, Renminbi (“RMB”), New Taiwan Dollar (“TWD”) and Hong Kong dollars (“HK$”), each of which is a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets, and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in stockholder’s equity deficit.

Translation of amounts from RMB, TWD and HK$ into US$ has been made at the following exchange rates as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023	December 31, 2023
Period/year-end RMB:US$ exchange rate	7.2203	6.8676	7.0999
Period/annual average RMB:US$ exchange rate	7.1885	6.8423	7.0809
Period/year-end HK$:US$ exchange rate	7.8259	7.8499	7.8109
Period/annual average HK$:US$ exchange rate	7.8204	7.8391	7.8292
Period/year-end TWD:US$ exchange rate	31.9300	30.4800	30.6200
Period/annual average TWD:US$ exchange rate	31.4458	30.3934	31.1525

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

● Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total stockholders’ deficit on the unaudited condensed consolidated balance sheets and the net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the unaudited condensed consolidated statements of operations and comprehensive loss.

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

● Value-Added Tax

Enterprises or individuals who sell commodities, engage in repair and consultation services in the PRC are subject to a value added tax in accordance with PRC Laws. The VAT standard rate had been 17% of the gross sales price until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

Taiwan

Sellers and service providers are generally obligated to pay business tax for the sales of goods or services within Taiwan unless the law provides otherwise. For importation of goods, the business tax will be paid by the goods receivers or buyers via customs. For importation of services sold by foreign companies to Taiwanese buyers, business tax shall be paid by the service buyers. However, the service buyer (corporate entity) will not be required to pay business tax if it is exclusively engaged in taxable transactions subject to either 5% or 0% VAT.

VAT is applicable to general industries, and the VAT rate is 5%. Under the VAT system, each seller collects output VAT from the buyer at the time of sale, deducts input VAT paid on purchases from output VAT, and remits the balance to the tax authority.

● Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation including reclassification of operations of discontinued entities from operations of continuing entities. These reclassifications had no impact on the reported results of operations and cash flows.

● Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-01 did not have a material impact on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. This ASU will be effective for annual reporting periods beginning after December 15, 2024.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, will have a material impact on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

NOTE– 3 GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $47,224 of cash and cash equivalents and working capital of approximately $2.78 million as of March 31, 2024, which included a receivable due from a related party in the amount of $2.82 million, and the Company generated net income of $0.61 million and a net loss of $0.33 million during the three months ended March 31, 2024 and 2023, respectively. The Company had an accumulated deficit of approximately $2.69 million as of March 31, 2024.

The continuation of the Company as a going concern through the one year period from the date on which this report is filed is dependent upon its ability to generate positive cash flow from operations and continued financial support from its related parties or loans or investments by third parties. The Company is actively pursuing additional financing for its operations via potential loans and equity issuances. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

NOTE– 4 DEPOSIT AND PREPAYMENTS

Deposit and prepayments consisted of the following:

	March 31, 2024	December 31, 2023

Prepayments	$681,154	$909,748
Prepaid service fee	16,101	5,749
Total deposit and prepayments	$697,255	$915,497

Prepayments mainly consisted of prepaid expenses to vendors. Prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE– 5 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023

Office equipment	$2,568	$2,678
Subtotal	2,568	2,678
Less: accumulated depreciation	(1,729)	(1,685)
Property, plant and equipment, net	$839	$993

Depreciation expense for the three months ended March 31, 2024 and 2023 was $114 and $118, respectively.

NOTE– 6 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2024	December 31, 2023

Software	$7,203	$7,511
Total intangible assets	7,203	7,511
Less: accumulated amortization	(4,601)	(4,172)

Intangible assets, net	$2,602	$3,339

Amortization expense for the three months ended March 31, 2024 and 2023 was $610 and $631, respectively.

NOTE– 7 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	March 31, 2024	December 31, 2023

Accrued penalty	$21,000	$32,850
Accrued salaries	5,085	2,354
Accrued consulting fee	135,000	120,000
Other payables	56,692	42,611
Total accrued liabilities and other payable	$217,777	$197,815

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

The Company recorded the $60,000 fine as of March 31, 2024, and during the three months ended March 31, 2024 and 2023, the Company made a payment of $11,850 and $0 to an escrow account, which fund was subsequently released to the SEC.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE– 8 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($164,042) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three months ended March 31, 2024 and 2023, the Company recorded and paid interest expense of $3,975 and $2,211, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s CEO (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($381,658) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. During the three months ended March 31, 2024, the Company recorded and paid interest expense of $1,975. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Huang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp).

NOTE– 9 SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward the interest since the interest started to accrue from the original disbursement date. For the three months ended March 31, 2024 and 2023, the Company made payments of interest of $1,281 and $1,708 on the EIDL loan, respectively.

As of March 31, 2024, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending March 31,	Amount
2025	$5,124
2026	5,124
2027	5,124
2028	5,124
2029	5,124
Thereafter	61,880
Total	$87,500

NOTE– 10 STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company had 832,000 shares of its preferred stock issued and outstanding.

Common Stock

On February 15, 2022, the Company issued 50,000 shares of common stock to settle a debt in the amount of $50,000, at an agreed conversion price of $1.00 per share. A loss of $2,000 on the loan settlement has been recognized for the three months ended March 31, 2022. (Can’t we delete as too old?)

On March 22, 2022, the Company cancelled 60,000 shares of common stock previously issued to its former CFO due to termination of employment. (Can’t we delete as too old?)

On May 26, 2023, the Company issued 1,111,111 shares of common stock to settle a debt due to Yun-Kuang Kung in the amount of $1,100,000, at a conversion price of $0.99 per share.

As of March 31, 2024 and December 31, 2023, the Company had 26,657,921 and 26,657,921 shares of its common stock issued and outstanding, respectively.

NOTE– 11 NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months ended March 31,
	2024	2023
Net income (loss) for basic and diluted attributable to Vivic Corp - continuing operations	$610,165	$(105,542)
Net income (loss) for basic and diluted attributable to Vivic Corp – discontinued operations	-	(226,682)
Weighted average common stock outstanding – Basic	26,657,921	25,546,810
Weighted average common stock outstanding – Diluted	27,489,921	25,546,810
Net income (loss) per share of common stock – basic, continuing operations	0.02	(0.00)
Net income (loss) per share of common stock – diluted, continuing operations	0.02	(0.00)
Net income (loss) per share of common stock – basic and diluted, discontinued operations	$-	$(0.01)

NOTE– 12 RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the CEO of Vivic Corp.
Kung Huang Liu Shiang	Spouse of Shang-Chiai Kung, who is the CEO of Vivic Corp.
Yufei Zeng	Stockholder of Vivic Corp.
Shang-Chiai Kung	CEO of Vivic Corp.
Kun-Teng Liao	Secretary and Board Member
Huilian Chen	Office manager of Vivic Corp.
Guangdong Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023

b. Due from related parties

Due from related parties consisted of the following:

Name	March 31, 2024	December 31, 2023
Guangdong Weiguan Ship 1)	$2,619,623	$2,630,821
Yun-Kuang Kung 2)	198,023	220,828
Total	$2,817,646	$2,851,649

1)	Due to disposal of Weiguan Ship in July 2023, the Company had a receivable from Weiguan Ship for $2,619,623 and $2,630,821 at March 31, 2024 and December 31, 2023, respectively, which was previously eliminated at consolidation before the disposal.

2)	On June 16, 2023, the Company entered a trilateral Corporation Agreement with Yun-Kuang Kung and Guangdong Weiguan Shipping Co., Ltd (“Weiguan Ship”, 100% owned by Mr. Kung after disposal of Weiguan Ship by the Company) to engage in yacht development leasing, dock operations, and related businesses in mainland China. Due to Mr. Kung’s extensive social relationship and rich business experience in China, the Company can do yacht leasing and dock operation business through Yinxin International Financial Leasing Co., Ltd (“Yinxin”) which was obtained through Mr. Kung’s personal channels, the Company advanced $313,743 (TWD 10,017,800), to Yun-Kuang Kung for a three-year term for developing the yacht business in China. Yun-Kuang Kung subsequently transferred the fund to Yinxin pursuant to the loan agreement.

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

As of March 31, 2024 and December 31, 2023, Vivic HK had amounts due to Yun-Kuang Kung of $115,857 and $106,337, respectively, resulting from Yun-Kuang Kung’s investment into Vivic HK on behalf of the Company.

After netting-off the amount of due-to and due-from Yun-Kuang Kung, the Company’s outstanding amount receivable from Yun-Kuang Kung was $198,023 and $220,828 as of March 31, 2024 and December 31, 2023, respectively.

c. Due to related parties

Due to related parties consisted of the following:

Name	March 31, 2024	December 31, 2023

Kung Huang Liu Shiang	$2,809	$1,392
Shang-Chiai Kung	190,416	190,416
Huilian Chen	40,000	-
Total	$233,225	$191,808

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

NOTE– 13 COMMITMENTS AND CONTINGENCIES

As of March 31, 2024 and December 31, 2023, the Company has no material commitments and contingencies.

NOTE– 14 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company had no major subsequent event need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. You should specifically consider the various risk factors identified in our 2023 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Beginning with a change in our management resulting from a change in control of our Company which occurred at the end of 2018, we have explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world, and since that time have disposed of all of our business operations in mainland China.

We are the exclusive distributor of Monte-Fino yachts in Asia and the Middle East pursuant to our agreement with Kha Shing Enterprise Co. We also distribute Monte Fino yachts in other territories throughout the world other than those, such as the United States, where Kha Shing has granted another company exclusive distribution rights. Our employees located in Taiwan engage in the design, construction, on an outsourced basis, and distribution of power boats, charter boats and eco-friendly new energy boats. In cooperation with Kha Shing, we design and offer various yachts models which differ in their sizes, performances, and functions. Currently, we own our own brand name, “VIVIC.”

As our company grows, we will seek to expand the yacht brands we offer for sale, the territories in which we market yachts and, if appropriate based on our capabilities and what we can offer, seek to become the exclusive distributor for yacht manufacturers in Taiwan and other territories. We will also seek to enter other areas related to the marine industry where we believe we can be profitable.

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

Results of Operations

On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung pursuant to which Mr. Kung acquired all of the shares of our indirectly wholly-owned subsidiary, Guangdong Weiguan Ship Tech Co., Ltd. (“Weiguan Ship”). In consideration for our interest in Weiguan Ship, we received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify us and our affiliates against any and all claims, including unknown claims and claims for taxes, related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement. The divestiture of Weiguan Ship completed our plan to divest of all activities other than our ongoing yacht business in Taiwan.

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

Comparison of results of operations for the three months ended March 31, 2024, and 2023

					Dollar	Percent
	2024	% of sales	2023	% of sales	Increase (Decrease)	Increase (Decrease)
Revenue, net	$1,837,442	-%	$-	-%	$1,837,442	100.00%
Cost of revenue	649,491	35.35%	-	-%	649,491	100.00%
Gross profit	1,187,951	64.65%	-	-%	1,187,951	100.00%
General and administrative expenses	404,541	22.02%	48,527	-%	356,104	733.64%
Total operating expenses	404,541	22.02%	48,527	-%	356,014	733.64%
Income (Loss) from operations	783,410	42.64%	(48,527)	-%	831,937	(1714.38)%
Other expenses, net	(6,008)	(0.33)%	(57,015)	-%	51,007	(89.46)%
Income (Loss) before income taxes	777,402	42.31%	(105,542)	-%	882,944	(836.58)%
Income tax expense	167,237	9.10%	-	-%	167,237	100.00%
Net income (loss) from continuing operations	610,165	33.21%	(105,542)	-%	715,707	(678.13)%
Net income (loss) from discontinued operations	-	-%	(226,682)	-%	226,682	(100.00)%
Net income (loss) for the period	610,165	33.21%	(332,224)	-%	942,389	(283.66)%

Revenue

Revenue from continuing operations was $1,837,442 for the three months ended March 31, 2024. We did not generate any revenues from continuing operations in the three months ended March 31,2023. The revenue from continuing operations for the first quarter of 2024 reflects sales of yachts at our Taiwan Branch. In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world and we began to generate revenues from the sale of yachts in the third quarter of 2023, when revenues were $791,043.

Cost of revenue

Cost of revenue from continuing operations was $649,491 for the three months ended March 31, 2024. We did not generate revenues from continuing operations in the three months ended March 31, 2023 and thus had no cost of revenues in the period. The cost of revenues in the first quarter of 2024 was mainly due to costs associated with yacht sales.

Gross profit

Gross profit from continuing operations was $1,187,951 for the three months ended March 31, 2024. We did not generate any revenues from continuing operations in the three months ended March 31,2023, and, consequently, had no gross profits from continuing operations during such quarter, The gross profit in the first quarter of 2024 is all the result of yacht sales.

Operating expenses

Selling expenses consist mainly of employee salaries and welfare, entertainment, and transportation expenses of the marketing department. There were no selling expenses incurred for the three months ended March 31, 2024 and 2023.

General and administrative expenses consisted mainly of employee salaries and welfare, the cost of business meetings, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $404,541 for the three months ended March 31, 2024, compared to $48,527 for the three months ended March 31, 2023, an increase of $356,014 or 733.64%. The increase was mainly due to an increase in commission expense of $318,007, an increase in audit fees of $10,000, increased professional fees of $2,862, increased legal expenses of $13,011, and increased travel expenses of $11,338.

Other expenses, net

Net other expenses were $6,008 for the three months ended March 31, 2024, and $57,015 for the three months ended March 31, 2023, respectively. For the three months ended March 31, 2024, net other expenses mainly consisted of interest expense of $6,008. For the three months ended March 31, 2023, net other expenses mainly consisted of interest expense of $2,211, and other expenses of $54,804.

Net income (loss) from continuing operations

We had net income from continuing operations of $610,165 for the three months ended March 31, 2024, compared to a net loss of $105,542 for the three months ended March 31, 2023, an increase of $715,707. The increase in net income from continuing operations was mainly due to the revenue and gross profit generated by yacht sales and decreased other expenses, which was partly offset by increased G&A expenses and increased income tax expense.

Net loss from discontinued operations

Because we disposed of all of our other operations in 2023, there were no revenues, expenses, income or loss from discontinued operations for the three months ended March 31, 2024. Our discontinued operations incurred a net loss of $226,682 for the three months ended March 31, 2023.

Net income (loss) for the period

We had net income of $610,165 for the three months ended March 31, 2024, compared to net loss of $332,224 for the three months ended March 31, 2023, an increase of net income of $942,389 for the reasons explained above.

LIQUIDITY AND GOING CONCERN

We had $47,224 of cash and cash equivalents and working capital of $2,780,765 (including $2,817,646 due from a related party) as of March 31, 2024, and generated net income of $610,165 during the three months ended March 31, 2024. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2024, and 2023.

	2024	2023
Net cash used in operating activities from continuing operations	$(76,213)	$(122,399)
Net cash provided by operating activities from discontinued operations	-	47,978
Net cash used in operating activities	(76,213)	(74,421)
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	-	(76,941)
Net cash used in investing activities		(76,941)
Net cash provided by financing activities from continuing operations	51,087	164,780
Net cash provided by financing activities from discontinued operations	-	158,032
Net cash provided by financing activities	$51,087	$322,812

Net cash from continuing operations used in or provided by operating activities.

Net cash used in operating activities from continuing operations was $76,213 for the three months ended March 31, 2024, compared to net cash used in operating activities from continuing operations of $122,399 for the three months ended March 31, 2023. The decrease in cash outflow from operating activities for the three months ended March 31, 2024 was principally attributable to an increase in net income from continuing operations of $715,707, decreased deposits and prepayments of $686,307 and an increase in our tax payable of $159,392, which was partly offset by increased accounts receivables of $301,956, increased other receivables of $3,963, increased deferred revenue of $1,175,737, and decreased accrued liabilities and other payables of $31,869.

Net cash from continuing operations used in or provided by investing activities.

Net cash used in investing activities for continuing operations was $ nil for both the three months ended March 31, 2024, and 2023, respectively.

Net cash from continuing operations provided by or used in financing activities.

Net cash provided by financing activities from continuing operations was $51,087 for the three months ended March 31, 2024, compared to net cash provided by financing activities from continuing operations of $164,780 for three months ended March 31, 2023. The net cash provided by financing activities from continuing operations for the three months ended March 31, 2024, consisted of proceeds of advances from related parties of $51,087. The net cash provided by financing activities from continuing operations for the three months ended March 31, 2023, consisted of proceeds of advances from related parties of $271, and proceeds from loans of $164,509.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $47,224 of cash and cash equivalents available for the Company’s continuing operations and working capital of $2,780,765 (which included $2,817,646 due from a related party) as of March 31, 2024, and generated net income of $610,165 and a net loss of $332,224 during the three months ended March 31, 2024 and 2023, respectively. In addition, we had an accumulated deficit of $2.69 million as of March 31, 2024.

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

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash generated from operations and further issuances of securities to our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements apart from amounts outstanding under our SBA Loan and our loan with Taiwan Hua Nan Bank. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments to our principal shareholders. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with our business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

SIGNIFICANT ACCOUNTING POLICIES

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Accounting policies are critical and necessary to account for the material estimates and assumptions on our unaudited condensed consolidated financial statements. For further information on all of our significant accounting policies, see the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Annual Report.

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

● Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. This ASU will be effective for annual reporting periods beginning after December 15, 2024.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, will have a material impact on the Company’s financial statement presentation or disclosures.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at March 31, 2024 was carried out under the supervision and with the participation of our Chief Executive Officer who also is our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions at such time as such actions can be properly supported by the financial results of our operations. However, there is no assurance as to when we will undertake to hire the personnel and implement the procedures necessary to remediate the material weaknesses in our disclosure controls and procedures and the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal or administrative proceedings and are not aware of any claim which might lead to a material legal claim or proceeding being commenced us in the foreseeable future.

We anticipate paying on a timely basis the remaining instalments of the $60,000 fine we agreed to pay arising out of the charge brought against us by the Securities and Exchange Commission related to the Form12b-25 “Notification of Late Filing” we filed with respect to our Report on Form 10-Q for the quarter ended March 31, 2023.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2023 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2023 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2024, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 17, 2021).

3.2	Bylaws of the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 17, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*Filed herewith

**Furnished herewith

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVIC, CORP.

Dated: May 14, 2024	By:	/s/ Shang-Chai Kung
Shang-Chai Kung
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

