Form 10-Q
period 2024-06-30
VIVIC CORP.
filed 2024-08-14
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 13, 2024, there were 26,657,921 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$310,859	$72,907
Accounts receivables	1,402,097	179,777
Deposit and prepayments	250,794	915,497
Other receivables	93,089	92,190
Inventory	3,821	-
Due from related parties	2,802,852	2,851,649
Total current assets	4,863,512	4,112,020

Non-current assets
Property and equipment, net	715	993
Intangible assets, net	1,970	3,339
Total non-current assets	2,685	4,332

TOTAL ASSETS	$4,866,197	$4,116,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$142,272	$1,715
Accounts payable-related party	903,728	-
Accrued liabilities and other payables	220,060	197,815
Deferred revenue	58,930	1,520,416
Income taxes payable	149,773	9,614
Due to related parties	186,653	191,808
Total current liabilities	1,661,416	1,921,368

Non-Current liabilities
SBA loan payable	87,500	87,500
Long term loan	523,883	555,193
Total non-current liabilities	611,383	642,693

TOTAL LIABILITIES	2,272,799	2,564,061

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 26,657,921 shares issued and outstanding as of June 30, 2024 and December 31, 2023	26,658	26,658
Additional paid-in capital	4,845,066	4,845,066
Accumulated other comprehensive loss	(9,641)	(15,361)
Accumulated deficit	(2,269,517)	(3,304,904)
Total stockholders’ equity	2,593,398	1,552,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,866,197	$4,116,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue, net	$2,574,818	$-	$4,412,260	$-
	-	-
Cost of sales	1,749,265	-	2,398,756	-

Gross profit	825,553	-	2,013,504	-

Operating expenses
General and administrative expenses	384,186	109,103	788,727	152,436
Total operating expenses	384,186	109,103	788,727	152,436

Income (loss) from operations	441,367	(109,103)	1,224,777	(152,436)

Other income (expenses)
Interest expense, net	(6,414)	(4,715)	(12,422)	(6,926)
Other income (expenses), net	(24,609)	31,081	(24,609)	(28,921)
Total other expenses, net	(31,023)	26,366	(37,031)	(35,847)

Income (loss) before income taxes	410,344	(82,737)	1,187,746	(188,283)

Income tax provision	(14,878)	-	152,359	-

Net income (loss) from continuing operations	425,222	(82,737)	1,035,387	(188,283)

Net income (loss) from discontinued operations	-	113,776	-	(112,905)

Net income (loss) for the period	$425,222	$31,039	$1,035,387	$(301,188)

Other comprehensive item
Foreign currency translation gain	3,885	4,018	5,720	2,872

COMPREHENSIVE INCOME (LOSS)	$429,107	$35,057	$1,041,107	$(298,316)

Weighted average common stock outstanding
Basic	26,657,921	25,974,160	26,657,921	25,761,666
Diluted	27,489,921	26,806,160	27,489,921	25,761,666

Net income (loss) from per share of common stock – Basic	$0.02	$0.00	$0.04	$(0.01)
Net income (loss) from per share of common stock – Diluted	$0.02	$0.00	$0.04	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	(loss)	loss	equity

Balance as of December 31, 2023	832,000	$832	26,657,921	$26,658	$4,845,066	$(15,361)	$(3,304,904)	$1,552,291

Foreign currency translation adjustment	-	-	-	-	-	1,835	-	1,835
Net income for the period	-	-	-	-	-	-	610,165	610,165

Balance as of March 31, 2024	832,000	832	26,657,921	26,658	4,845,066	(13,526)	(2,694,739)	2,164,291

Foreign currency translation adjustment	-	-	-	-	-	3,885	-	3,885
Net income for the period	-	-	-	-	-	-	425,222	425,222

Balance as of June 30, 2024	832,000	$832	26,657,921	$26,658	$4,845,066	$(9,641)	$(2,269,517)	$2,593,398

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	(loss)	loss	equity
Balance as of December 31, 2022	832,000	$832	25,546,810	$25,547	$3,746,177	$1,068	$(4,809,846)	$(1,036,222)

Foreign currency translation adjustment	-	-	-	-	-	(1,146)	-	(1,146)
Net loss for the period	-	-	-	-	-	-	(332,225)	(332,225)

Balance as of March 31, 2023	832,000	832	25,546,810	25,547	3,746,177	(78)	(5,142,071)	(1,369,593)

Shares issued for loan settlement			1,111,111	1,111	1,098,889	-	-	1,100,000
Foreign currency translation adjustment	-	-	-	-	-	4,018	-	4,018
Net income for the period	-	-	-	-	-	-	31,039	31,039

Balance as of June 30, 2023	832,000	$832	26,657,921	$26,658	$4,845,066	$3,940	$(5,111,032)	$(234,536)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$1,035,387	$(188,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	1,427	1,489
Shares issued for loan settlement	-	1,100,000
Changes in operating assets and liabilities:
Accounts receivables	(1,232,553)	-
Deposit and prepayments	624,186	(530,739)
Other receivables	(6,204)	(90,277)
Inventory	(3,887)	(838,676)
Deferred revenue	(1,399,498)	1,821,076
Accounts payable	143,083	35,659
Accounts payable to related party	903,728	-
Accrued liabilities and other payables	22,596	57,980
Income taxes payables	143,131	6,002
Net cash provided by continuing operations	231,396	1,374,231
Net cash used in discontinued operations	-	(235,556)

Net cash provided by operating activities	231,396	1,138,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-

Net cash used in continuing operations	-	-
Net cash used in discontinued operations	-	(75,967)

Net cash used in investing activities	-	(75,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	17,095	-
Repayment to related parties	(6,600)	(64,462)
Proceeds from loans	-	555,900

Net cash provided by continuing operations	10,495	491,438
Net cash used in discontinued operations	-	(744,664)

Net cash provided by (used in) financing activities	10,495	(253,226)

Effect of exchange loss on cash and cash equivalents	(3,939)	(16,434)

NET INCREASE IN CASH & CASH EQUIVALENTS	237,952	793,047

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	72,907	163,439

CASH & CASH EQUIVALENTS, END OF PERIOD	$310,859	$956,486

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash and cash equivalents	-	899,230
Cash and cash equivalents included in assets classified as held for sale	-	57,256
	$-	$956,486

Supplemental Cash Flows Information:
Continuing operations:
Cash paid for interest	$12,452	$7,118
Cash paid for income tax	$-	$-

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$-	$1,100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE– 1 ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company” or “VIVC”) was established under the corporate laws of the State of Nevada on February 16, 2017. Beginning with a change in management resulting from a change in control of the Company which occurred at the end of 2018, the Company has explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. More recently, the Company determined to focus its efforts on yacht sales in Taiwan and other selected regions throughout the world. The Company is the exclusive distributor of Monte-Fino yachts in Asia and the Middle East and is the non-exclusive distributor in other territories throughout the world for which Monte-Fino has not appointed an exclusive distributor. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

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

Description of subsidiaries as of June 30, 2024 is as follows:

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

● Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the six and three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim unaudited condensed consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC on April 16, 2024.

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

● Credit losses

On January1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of January 1, 2023.

The Company’s account receivables and other receivables in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluates the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2024 and December 31, 2023, the Company had no allowance for doubtful accounts.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three and six months ended June 30, 2024 and 2023 there were no intangible asset impairments to be recorded.

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

Translation of amounts from RMB, TWD and HK$ into US$ has been made at the following exchange rates as of June 30, 2024 and December 31, 2023 and for the six months ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023	December 31, 2023
Period/year-end RMB:US$ exchange rate	7.2672	7.2516	7.0999
Period/annual average RMB:US$ exchange rate	7.2150	6.9300	7.0809
Period/year-end HK$:US$ exchange rate	7.8083	7.8370	7.8109
Period/annual average HK$:US$ exchange rate	7.8191	7.8370	7.8292
Period/year-end TWD:US$ exchange rate	32.4500	31.1526	30.6200
Period/annual average TWD:US$ exchange rate	31.8992	30.5810	31.1525

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

● Net income (loss) per share

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

The Company had $310,859 of cash and cash equivalents and working capital of approximately $3.2 million as of June 30, 2024, which included a receivable from a related party in the amount of $2.8 million, and the Company generated net income of $0.43 million and $1.04 million during the three and six months ended June 30, 2024. However, the Company had an accumulated deficit of approximately $2.3 million as of June 30, 2024.

The continuation of the Company as a going concern through the one-year period from the date on which this report is filed is dependent upon continued financial support from its related parties or loans or investments by third parties. The Company is actively pursuing additional financing for its operations via potential loans and equity issuances. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

NOTE– 4 DEPOSIT AND PREPAYMENTS

Deposit and prepayments consisted of the following:

	June 30, 2024	December 31, 2023

Prepayments	$233,681	$909,748
Prepaid service fee	17,113	5,749
Total deposit and prepayments	$250,794	$915,497

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE– 5 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023

Office equipment	$2,527	$2,678
Subtotal	2,527	2,678
Less: accumulated depreciation	(1,812)	(1,685)
Property, plant and equipment, net	$715	$993

Depreciation expenses for the three months ended June 30, 2024, and 2023 were $111 and $118, respectively.

Depreciation expense for the six months ended June 30, 2024, and 2023 was $226 and $235, respectively.

NOTE– 6 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2024	December 31, 2023

Software	$7,088	$7,511
Total intangible assets	7,088	7,511
Less: accumulated amortization	(5,118)	(4,172)

Intangible assets, net	$1,970	$3,339

Amortization expense for the three months ended June 30, 2024, and 2023 were $592 and $623, respectively.

Amortization expense for the six months ended June 30, 2024, and 2023 was $1,202 and $1,254, respectively.

NOTE– 7 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2024	December 31, 2023

Accrued penalty	$9,400	$32,850
Accrued salaries	7,147	2,354
Accrued consulting fee	150,000	120,000
Other payables	53,513	42,611
Total accrued liabilities and other payable	$220,060	$197,815

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

The Company recorded the $60,000 fine in September 2021. During the three months ended June 30, 2024 and 2023, the Company made a payment of $11,600 and $0 to an escrow account, which fund was subsequently released to the SEC. During the six months ended June 30, 2024 and 2023, the Company made a payment of $23,450 and $0 to an escrow account, which fund was subsequently released to the SEC.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE– 8 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($164,042) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three months ended June 30, 2024, and 2023, the Company recorded and paid interest expenses of $3,862 and $4,074, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded and paid interest expenses of $7,837 and $6,285, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s CEO (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($381,658) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. During the three months ended June 30, 2024 and 2023, the Company recorded and paid interest expense of $2,639 and $833. During the six months ended June 30, 2024 and 2023, the Company recorded and paid interest expense of $4,614 and $833. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Huang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp).

NOTE– 9 SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward the interest since the interest started to accrue from the original disbursement date. For the three months ended June 30, 2024 and 2023, the Company made payments of interest of $1,281 and $854 on the EIDL loan, respectively. For the six months ended June 30, 2024 and 2023, the Company made payments of interest of $2,562 and $2,562 on the EIDL loan, respectively.

As of June 30, 2024, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending June 30,	Amount
2025	$5,124
2026	5,124
2027	5,124
2028	5,124
2029	5,124
Thereafter	61,880
Total	$87,500

NOTE– 10 STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company had 832,000 shares of its preferred stock issued and outstanding.

Common Stock

On May 26, 2023, the Company issued 1,111,111 shares of common stock to settle a debt due to Yun-Kuang Kung in the amount of $1,100,000, at a conversion price of $0.99 per share.

As of June 30, 2024 and December 31, 2023, the Company had 26,657,921 shares of its common stock issued and outstanding.

NOTE– 11 NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months ended June 30,
	2024	2023
Net income (loss) for basic and diluted attributable to Vivic Corp - continuing operations	$425,222	$(82,737)
Net income (loss) for basic and diluted attributable to Vivic Corp – discontinued operations	-	113,776
Weighted average common stock outstanding – Basic	26,657,921	25,974,160
Dilutive impact of preferred stock	832,000	832,000
Weighted average common stock outstanding – Diluted	27,489,921	26,806,160
Net income (loss) per share of common stock – basic, continuing operations	0.02	(0.00)
Net income (loss) per share of common stock – diluted, continuing operations	0.02	(0.00)
Net income (loss) per share of common stock – basic and diluted, discontinued operations	$-	$(0.01)

	Six Months ended June 30,
	2024	2023
Net income (loss) for basic and diluted attributable to Vivic Corp - continuing operations	$1,035,387	$(188,283)
Net income (loss) for basic and diluted attributable to Vivic Corp – discontinued operations	-	(112,905)
Weighted average common stock outstanding – Basic	26,657,921	25,761,666
Dilutive impact of preferred stock	832,000	832,000
Weighted average common stock outstanding – Diluted	27,489,921	25,761,666
Net income (loss) per share of common stock – basic, continuing operations	0.04	(0.01)
Net income (loss) per share of common stock – diluted, continuing operations	0.04	(0.01)
Net income (loss) per share of common stock – basic and diluted, discontinued operations	$-	$(0.01)

NOTE– 12 RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the CEO of Vivic Corp.
Kung Huang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the CEO of Vivic Corp.
Shang-Chiai Kung	CEO of Vivic Corp.
Kun-Teng Liao*	Secretary and Board Member
Huilian Chen	Office manager of Vivic Corp.
Guangdong Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023

* On August 01,2024 Kun-Teng Liao resigned and ceased to be the Secretary and Board Member.

b. Accounts payable - related party

Accounts payable to related party represented $903,728 to be paid to the Company’s vendor Guangdong Weiguan Ship for purchasing of the ships.

c. Due from related parties

Due from related parties consisted of the following:

Name	June 30, 2024	December 31, 2023
Guangdong Weiguan Ship 1)	$2,615,882	$2,630,821
Yun-Kuang Kung 2)	186,970	220,828
Total	$2,802,852	$2,851,649

1)	Due to disposal of Weiguan Ship in July 2023, the Company had a receivable from Weiguan Ship for $2,615,882 and $2,630,821 at June 30, 2024 and December 31, 2023, respectively, which was previously eliminated at consolidation before the disposal.

2)	On June 16, 2023, the Company entered a trilateral Corporation Agreement with Yun-Kuang Kung and Guangdong Weiguan Shipping Co., Ltd (“Weiguan Ship”, 100% owned by Mr. Kung after disposal of Weiguan Ship by the Company) to engage in yacht development leasing, dock operations, and related businesses in mainland China. Due to Mr. Kung’s extensive social relationship and rich business experience in China, the Company can do yacht leasing and dock operation business through Yinxin International Financial Leasing Co., Ltd (“Yinxin”) which was obtained through Mr. Kung’s personal channels, the Company advanced $313,743 (TWD 10,017,800), to Yun-Kuang Kung for a three-year term for developing the yacht business in China. Yun-Kuang Kung subsequently transferred the fund to Yinxin pursuant to the loan agreement.

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

As of June 30, 2024 and December 31, 2023, Vivic HK had a due to Yun-Kuang Kung of $293,307 and $106,337, respectively, resulting from Yun-Kuang Kung’s investment into Vivic HK on behalf of the Company.

After netting-off the amount of due-to and due-from Yun-Kuang Kung, the Company’s outstanding amount receivable from Yun-Kuang Kung was $186,970 and $220,828 as of June 30, 2024 and December 31, 2023, respectively.

d. Due to related parties

Due to related parties consisted of the following:

Name	June 30, 2024	December 31, 2023

Kung Huang Liu Shiang	$2,815	$1,392
Shang-Chiai Kung	183,838	190,416
Total	$186,653	$191,808

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

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

NOTE– 13 COMMITMENTS AND CONTINGENCIES

As of June 30, 2024 and December 31, 2023, the Company has no material commitments and contingencies.

NOTE– 14 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company had the following major subsequent event need to be disclosed:

On and effective August 1, 2024, the board of directors (the “Board”) of Vivic Corp. appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Li and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Li will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Any forward-looking statements represent management’s commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events. You should specifically consider the various risk factors identified in our 2023 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

We are the exclusive distributor of Monte-Fino yachts in Asia and the Middle East pursuant to our agreement with Kha Shing Enterprise Co. We also distribute Monte Fino yachts in other territories throughout the world other than those where Kha Shing has granted another company exclusive distribution rights. Our employees located in Taiwan engage in the design, construction, on an outsourced basis, and distribution of power boats, charter boats and eco-friendly new energy boats. In cooperation with Kha Shing, we design and offer various yachts models which differ in their sizes, performances, and functions. Currently, we own our own brand name, “VIVIC.”

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

Comparison of results of operations for the three months ended June 30, 2024, and 2023

					Dollar	Percent
	2024	% of sales	2023	% of sales	Increase (Decrease)	Increase (Decrease)
Revenue, net	$2,574,818	-%	$-	-%	$2,574,818	100.00%
Cost of revenue	1,749,265	67.94%	-	-%	1,749,265	100.00%
Gross profit	825,553	32.06%	-	-%	825,553	100.00%
General and administrative expenses	384,186	14.92%	109,103	-%	275,083	252.13%
Total operating expenses	384,186	14.92%	109,103	-%	275,083	252.13%
Income from operations	441,367	17.14%	(109,103)	-%	550,470	(504.54)%
Other expenses, net	(31,023)	(1.20)%	26,366	-%	(57,389)	(217.66)%
Income (loss) before income taxes	410,344	15.94%	(82,737)	-%	493,081	595.96%
Income tax benefit	(14,878)	(0.58)%	-	-%	(14,878)	(100.00)%
Net income (loss) from continuing operations	425,222	16.51%	(82,737)	-%	507,959	(613.94)%
Net income (loss) from discontinued operations	-	-%	113,776	-%	(113,776)	(100.00)%
Net income (loss) attributable to Vivic Corp.	425,222	16.51%	31,039	-%	394,183	1,269.96%

Revenue

Revenue from continuing operations was $2,574,818 for the three months ended June 30, 2024. We did not generate revenues from continuing operations in the three months ended June 30, 2023. The revenue from continuing operations for the three months ended June 30, 2024 reflected sales of yachts. In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world and we began to generate revenues from the sale of yachts in the third quarter of 2023, when revenues were $791,043.

Cost of revenue

Cost of revenue from continuing operations was $1,749,265 for the three months ended June 30, 2024. We did not generate revenues from continuing operations in the three months ended June 30, 2023 and thus had no cost of revenues in the period. The cost of revenues in the three months ended June 30, 2024 was mainly due to costs associated with yacht sales.

Gross profit

Gross profit from continuing operations was $825,553 for the three months ended June 30, 2024. We did not generate any revenues from continuing operations in the three months ended June 30,2023, and, consequently, had no gross profits from continuing operations during such quarter, The gross profit in the three months ended June 30, 2024 is all the result of yacht sales.

Operating expenses

Selling expenses consist mainly of employee salaries and welfare, entertainment, and transportation expenses of the marketing department. There were no selling expenses incurred for the three months ended June 30, 2024 and June 30, 2023.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $384,186 for the three months ended June 30, 2024, compared to $109,103 for the three months ended June 30, 2023, an increase of $275,083 or 252%, the increase was mainly due to increased commission expense of $70,120, increased audit fee of $30,128, increased advertising expenses of $105,415, increased legal expenses of $23,071, increased consulting expenses of $30,000, and increased salary expense of $15,840.

Other income (expenses), net

Net other expenses were $31,023 for the three months ended June 30, 2024, and net other income was $26,366 for the three months ended June 30, 2023, respectively. For the three months ended June 30, 2024, the net other expenses mainly consisted of other expenses of $24,609 and interest expense of $6,414. For the three months ended June 30, 2023, the net other income mainly consisted of other income of $31,081, which was partly offset by interest expense of $4,715.

Net (income) loss from continuing operations

We had net income from continuing operations of $425,222 for the three months ended June 30, 2024, compared to a net loss of $82,737 for the three months ended June 30, 2023, an increase of $507,959 or 613.94%. The increase in net income from continuing operations was mainly due to the gross profit generated through yacht sales which was partly offset by increased G&A expenses.

Net income from discontinued operations

There was no financial impact in the three months ended June 30, 2024, from the operations which were disposed of previously. We generated net income from discontinued operations of $113,776 for the three months ended June 30, 2023.

Comparison of results of operations for the six months ended June 30, 2024, and 2023

					Dollar	Percent
	2024	% of sales	2023	% of sales	Increase (Decrease)	Increase (Decrease)
Revenue, net	$4,412,260	-%	$-	-%	$4,412,260	100.00%
Cost of revenue	2,398,756	54.37%	-	-%	2,398,756	100.00%
Gross profit	2,013,504	45.63%	-	-%	2,013,504	100.00%
General and administrative expenses	788,727	17.88%	152,436	-%	636,291	417.42%
Total operating expenses	788,727	17.88%	152,436	-%	636,291	417.42%
Income from operations	1,224,777	27.76%	(152,436)	-%	1.377,213	(903.47)%
Other expenses, net	(37,031)	(0.84)%	(35,847)	-%	1,184	3.30%
Income (loss) before income taxes	1,187,746	26.92%	(188,283)	-%	1,376,029	730.83%
Income tax expense	152,359	3.45%	-	-%	152,359	100.00%
Net income (loss) from continuing operations	1,035,387	23.47%	(188,283)	-%	1,223,670	(649.91)%
Net income (loss) from discontinued operations	-	-%	(112,905)	-%	112,905	(100.00)%
Net income (loss) attributable to Vivic Corp.	1,035,378	23.47%	(301,188)	-%	1,336,575	(443.77)%

Revenue

Revenue from continuing operations was $4,412,260 for the six months ended June 30, 2024. We did not generate any revenues from continuing operations in the six months ended June 30, 2023. The revenue from continuing operations for the six months ended June 30, 2024 reflected sales of yachts. In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world and we began to generate revenues from the sale of yachts in the third quarter of 2023, when revenues were $791,043.

Cost of revenue

Cost of revenue from continuing operations was $2,398,756 for the six months ended June 30, 2024. We did not generate revenues from continuing operations in the same period of 2023 and thus had no cost of revenues in the period. The cost of revenues in the six months ended June 30, 2024 was mainly due to costs associated with yacht sales.

Gross profit

Gross profit from continuing operations was $2,013,504 for the six months ended June 30, 2024. We did not generate any revenues from continuing operations in the six months ended June 30,2023, and, consequently, had no gross profits from continuing operations during such period, The gross profit in the six months ended June 30, 2024 is all the result of yacht sales.

Operating expenses

Selling expenses consist mainly of employee salaries and welfare, entertainment, and transportation expenses of the marketing department. There were no selling expenses incurred for the six months ended June 30, 2024 and 2023.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $788,727 for the six months ended June 30, 2024, compared to $152,436 for the six months ended June 30, 2023, an increase of $636,291 or 417.42%. The increase was mainly due to increased commission expense of $388,127, increased audit fee of $40,128, increased advertising expenses of $105,415, increased legal expenses of $36,082, increased consulting expenses of $30,000, increased salary expense of $18,372, increased travel expense of $9,500, increased OTC listing fee of $7,650 and increased amortization expense of $1,202.

Other income (expenses), net

Net other expenses were $37,031 for the six months ended June 30, 2024, and $35,847 for the six months ended June 30, 2023, respectively. For the six months ended June 30, 2024, the net other expenses mainly consisted of other expenses of $24,609 and interest expense of $12,422. For the six months ended June 30, 2023, the net other expenses mainly consisted of other expenses of $28,921, and interest expense of $6,926.

Net (income) loss from continuing operations

We had net income from continuing operations of $1,035,387 for the six months ended June 30, 2024, compared to a net loss of $188,283 for the six months ended June 30, 2023, an increase of $1,223,670. The increase in net income from continuing operations was mainly due to the increased gross profit which was partly offset by increased G&A expenses and increased income tax expense.

Net (income) loss from discontinued operations

There was no financial impact in the six months ended June 30, 2024, from the operations which were disposed of previously. We incurred a net loss of $112,905 from discontinued operations for the six months ended June 30, 2023.

LIQUIDITY AND GOING CONCERN

We had $310,859 of cash and cash equivalents and working capital of $3,202,096 as of June 30, 2024, and generated net income from continuing operations of $1,035,387 during the six months ended June 30, 2024. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2024, and 2023.

	2024	2023
Net cash provided by operating activities for continuing operations	$231,396	$1,374,231
Net cash used in operating activities for discontinued operations	-	(235,556)
Net cash provided by operating activities	231,396	1,138,675
Net cash used in investing activities for continuing operations	-	-
Net cash used in investing activities for discontinued operations	-	(75,967)
Net cash used in investing activities		(75,967)
Net cash provided by financing activities for continuing operations	10,495	491,438
Net cash used in financing activities for discontinued operations	-	(744,664)
Net cash provided by (used in) financing activities	$10,495	$(253,226)

Net cash provided by operating activities from continuing operations

Net cash provided by operating activities from continuing operations was $231,396 for the six months ended June 30, 2024, compared to net cash provided by operating activities from continuing operations of $1,374,231 for the six months ended June 30, 2023. The decrease in cash inflow from operating activities was principally attributable to increased cash outflow on accounts receivables of $1,232,553, and decreased cash inflow on deferred revenue of $3,220,574, which was partly offset by increased cash inflow on deposit and prepayments of $1,154,925, increased cash inflow on other receivables of $84,073, increased cash inflow on accounts payable to related party of $903,728, increased cash inflow on accounts payable of $107,424, increased cash inflow on income taxes payable of $137,129 and decreased cash outflow on inventory of $834,789.

Net cash from continuing operations used in or provided by investing activities.

There was no cash used in investing activities for continuing operations for both the six months ended June 30, 2024, and 2023, respectively.

Net cash provided by financing activities from continuing operations

Net cash used in financing activities for continuing operations was $10,495 for the six months ended June 30, 2024, compared to net cash provided by financing activities for continuing operations of $491,438 for six months ended June 30, 2023. Net cash used in financing activities for continuing operations for the six months ended June 30, 2024, consisted of advance from related party of $17,095 and repayment to related party of $6,600. Net cash provided by financing activities for continuing operations for the six months ended June 30, 2023, consisted of proceeds from loans of $555,900, which was partly offset by repayment to related parties of $64,462.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $310,859 of cash and cash equivalents and working capital of approximately $3.2 million as of June 30, 2024, which included a receivable from a related party in the amount of $2.8 million, and the Company generated net income of $1.04 million during the six months ended June 30, 2024. However, the Company had an accumulated deficit of approximately $2.3 million as of June 30, 2024.

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

● Credit losses

On January1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of January 1, 2023.

The Company’s account receivables and other receivables in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluates the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2024 and December 31, 2023, the Company had no allowance for doubtful accounts.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at June 30, 2024 was carried out under the supervision and with the participation of our Chief Executive Officer who also is our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVIC, CORP.

Dated: August 14, 2024	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

