Form 10-K
period 2024-06-30
VIVIC CORP.
filed 2024-10-23
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

There were 27,410,921 shares of the Company’s common stock outstanding as of October 18, 2024.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2023 was $7,899,302 based upon a closing price of $0.78 per share.

INTRODUCTORY COMMENTS

We are a Nevada holding company with operations conducted primarily through a branch in Taiwan and we own an entity formed in Hong Kong.

References in this report to the “Company,” “VIVC,” “we,” “us” and “our” refer to Vivic Corp., a Nevada company, and Vivic Corporation (Hong Kong) Limited its wholly-owned subsidiary on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

Orders and Backlog

Since we determined to focus on the sale of yachts, our book of business has grown. This is evidenced by the fact that we first began to generate revenues from the sale of yachts in the second half of calendar year 2023, achieving revenues of $1.6 million for calendar year 2023. We now have in-house a sufficient number of orders to achieve revenues for calendar year 2024 in excess of $10 million if we can deliver in 2024 all of the yachts for which we currently have orders. In addition, our distributor in Mainland China has received orders for three yachts and is expected to receive orders for approximately 20 yachts during 2024, which will generate more than $1.6 million in brand licensing revenues. Because orders are seasonal and subject to wide fluctuations in timing and as to the cost of the yachts ordered, period-to-period comparisons are not necessarily being meaningful, nevertheless, we do use bookings as a gauge of future nets sales.

Employees

As of September 30, 2024, we employed 14 individuals including outside sales personnel. We believe that our relationships with our employees are generally good.

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

Our registered public accounting firm in its audit report expressed substantial doubt about our ability to continue as a going concern. Our continued operation is dependent upon continued financial support from related parties or our ability to raise sufficient funds to finance our activities from third parties. until such time, if ever, we begin to generate positive cash flow and operate profitably. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue its business.

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

We have funded our operations to date through loans from related parties, third party lenders and commercial banks and the willingness of third parties to delay payment of amounts due. Consequently, as June 30, 2024, we had accrued accounts payable due related parties of $903,728 and loans due third parties in the amount of $611,383 and the amount of our indebtedness has increased from such date. If we are not able to pay or refinance the outstanding principal and accrued interest on our loans when due, our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or securities convertible into our equity or modification of our loan agreements to provide additional compensation. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, our operations may be adversely affected and the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse impact on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our stockholders, we may become insolvent and cease operations.

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

The boat manufacturing industry in mainland China and the demand for boats by citizens of the PRC are growing and we may seek to sell yachts within the PRC directly or through distributors or have boats produced in the PRC.

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

Our business depends on the continued contributions made by Mr. Shang-Chai Kung. The loss of the services of Mr. Kung may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by Mr. Shang-Chai Kung our Chairman and Chief Executive Officer. Mr. Kung is 84 years old. If he cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in severe damage to our business operations and would have an adverse material impact on our financial position and operational results.

Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.

In addition to Mr. Kung, we currently depend on the continued services and performance of key members of our management team. Many of our executives have extensive experience in the maritime industry, our products and the markets for our products. The loss of some or all our executives could negatively affect our ability to develop and pursue our business strategy, which could materially adversely affect our business, results of operations or financial condition. We do not maintain “Key Employee” insurance on any members of our management team.

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

Mr. Kung has not operated a company with shares traded in the public markets and consequently, are not familiar with many of the requirements applicable to a public company. Our management and other personnel will need to devote a substantial amount of time to ensure compliance with these requirements and we anticipate that we may need to rely upon outside advisors, counsel, and consultants to ensure compliance with applicable laws and regulations and undertaking various actions, such as implementing new internal controls and procedures. We anticipate that compliance with these rules and regulations will increase our legal, accounting, and financial compliance costs substantially.

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

We currently have outstanding 832,000 shares of Class A Convertible Preferred Stock which are owned by Honetech Inc, a Samoa company, which is owned by Ms. Yu Cheng. Each share of our Class A Preferred Stock is convertible, at any time, into ten (10) shares of our common stock. The holder of our Class A Preferred Stock votes together with the holders of our common stock on all matters brought for a vote by our shareholders and is entitled to cast 50 votes for each share of Series A Convertible Preferred Stock or 41,600,000 votes in total. We have outstanding 27,410,921 shares of common stock. Therefore, Yu Cheng, as the owner of Hontech Inc., can cast votes representing 60.28% of the aggregate voting power on all matters voted upon by our stockholders, including the election of members of our Board of Directors. Accordingly, Ms. Cheng will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. Ms. Cheng will also have the power to prevent or cause a change in control of our Company. Without the consent of Ms. Cheng, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. Ms. Cheng’s interests may differ from the interests of our other shareholders.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material legal or administrative proceedings and are not aware of any claim which might lead to a material legal or administrative proceeding being commenced against us in the foreseeable future.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is subject to quotation on the OTCQB market under the symbol VIVC. The following table shows the high and low reported sales prices for our common stock during the fiscal years ended June 30, 2024 and 2023 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There is no established market for our common stock.

	Price Range
Period	High	Low
Period from July 1, 2024, to October 17, 2024	$5.09	$2.00
Fiscal Year Ended June 30, 2024:
Fourth Quarter	$5.00	$1.55
Third Quarter	$1.88	$.51
Second Quarter	$1.48	$0.21
First Quarter	$-	$-

Fiscal Year Ended June 30, 2023:
Fourth Quarter	$0.99	$0.99
Third Quarter	$-	$-
Second Quarter	$0.51	$0.51
First Quarter	$1.05	$0.60

Holders

On October 18, 2024, there were approximately 105 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during the fiscal year ended June 30, 2024 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended June 30, 2024.

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

As our company grows, we will seek to expand the yacht brands we offer for sale, the territories in which we market yachts and, if appropriate based on our capabilities and what we can offer, seek to become the exclusive distributor for yacht manufacturers in Taiwan and other territories. We will also seek to enter other areas related to the marine industry where we believe we can be profitable

Our yachts are manufactured by third parties selected by us on the basis of their production capabilities, technical ability and financial wherewithal. Once a customer places an order, we negotiate and sign an original equipment manufacturer contract with a selected local manufacturer. Our technical staff closely monitors the progress of construction. Upon completion, we deliver the boat to the location designated by our customer.

Results of Operations

On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung pursuant to which Mr. Kung acquired all of the shares of our wholly-owned subsidiary, Guangdong Weiguan Ship Tech Co., Ltd. (“Weiguan Ship”). In consideration for our interest in Weiguan Ship, we received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify us and our affiliates against any and all claims, including unknown claims and claims for taxes, related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement. The divestiture of Weiguan Ship completed our plan to divest of all activities other than our ongoing yacht business in Taiwan.

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

Comparison of results of operations for the years ended June 30, 2024, and 2023

					Dollar	Percent
	2024	% of sales	2023	% of sales	Increase (Decrease)	Increase (Decrease)
Revenue, net	$5,950,692	-%	$-	-%	$5,950,692	100.00%
Cost of revenue	4,152,372	69.78%	-	-%	4,152,372	100.00%
Gross profit	1,798,320	30.22%	-	-%	1,798,320	100.00%
Selling Expenses	127,708	2.15%			127,708	100.00%
General and administrative expenses	513,411	8.63%	280,483	-%	232,928	83.05%
Total operating expenses	641,119	10.77%	280,483	-%	360,636	128.58%
Income from operations	1,157,201	19.45%	(280,483)	-%	1,437,683	512.57%
Other expenses, net	(22,051)	(0.37)%	(38,366)	-%	16,315	42.52%
Income (loss) before income taxes	1,135,150	19.08%	(318,849)	-%	1,453,999	456,01%
Income tax expense	154,199	2.59%	-	-%	154,199	100.00%
Net income (loss) from continuing operations	980,951	16.48%	(318,849)	-%	1,299,800	407.65%
Net income (loss) from discontinued operations	1,869,563	31.42%	(461,477)	-%	2,331,040	505.13%
Net income (loss) attributable to Vivic Corp.	2,850,514	47.90%	(780,326)	-%	3,630,840	465.30%

Revenue

Revenue from continuing operations was $5,950,692 for the year ended June 30, 2024. We did not generate revenues from continuing operations in the year ended June 30, 2023. The revenue from continuing operations for the year ended June 30, 2024 reflected sales of yachts. In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world.

Cost of revenue

Cost of revenue from continuing operations was $4,152,372 for the year ended June 30, 2024. We did not generate revenues from continuing operations in year ended June 30, 2023 and thus had no cost of revenues in the period. The cost of revenues in the year ended June 30, 2024 was mainly due to costs associated with yacht sales.

Gross profit

Gross profit from continuing operations was $1,798,320 for the year ended June 30, 2024. We had no gross profits from continuing operations for the year ended June 30, 2023. The gross profit in the year ended June 30, 2024 is all the result of yacht sales.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were $127,708 for the year ended June 30, 2024, compared to $nil for the year ended June 30, 2023.

General and administrative expenses consisted mainly of employee salaries and welfare, and business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $513,411 for the year ended June 30, 2024, compared to $280,483 for the year ended June 30, 2023, an increase of $232,928 or 83.05% resulting from our increased operations and sales activities. The increase of G&A expenses mainly included increased payroll expense of $18,427, increased professional fees of $111,655, increased travel expenses of $11,204, increased meal and entertainment expenses of $15,587, increased subcontract labor of $61,904, increased OTC Listing fee of $4,290, and increased other expenses of $10,440.

Other income (expenses), net

Net other expenses was $22,015 for the year ended June 30, 2024, and $38,366 for the year ended June 30, 2023. For the year ended June 30, 2024, net other expenses mainly consisted of interest expense of $23,683, which was partly offset by other income of $1,632. For the year ended June 30, 2023, net other expenses mainly consisted of miscellaneous expenses of $29,050, and interest expense of $9,316.

Net (income) loss from continuing operations

We had net income from continuing operations of $980,951 for the year ended June 30, 2024, compared to a net loss of $318,849 for the year ended June 30, 2023, an increase of $1,299,800 or 407.65%. The increase in net income from continuing operations was mainly due to the gross profit generated through yacht sales which was partly offset by increased G&A expenses.

LIQUIDITY AND GOING CONCERN

We had $310,859 of cash and cash equivalents and working capital of $3,201,865 as of June 30, 2024, and generated net income from continuing operations of $980,951 during the year ended June 30, 2024. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2024 and 2023.

26

	2024	2023
Net cash provided by (used in) operating activities for continuing operations	$(261,488)	$313,226
Net cash used in operating activities for discontinued operations	-	(1,239,304)
Net cash provided by (used in) operating activities	(261,488)	(926,078)
Net cash used in investing activities for continuing operations	-	-
Net cash used in investing activities for discontinued operations		(180,787)
Net cash used in investing activities		(180,787)
Net cash provided by (used in) financing activities for continuing operations	(304,080)	496,040
Net cash provided by financing activities for discontinued operations	-	1,453,069
Net cash provided by (used in) financing activities	$(304,080)	$1,949,109

Net cash provided by (used in) operating activities

Net cash used in operating activities from continuing operations was $261,488 for the year ended June 30, 2024, compared to net cash provided by operating activities from continuing operations of $313,226 for the year ended June 30, 2023. Net cash used in discontinued operations was $1,239,304 for the year ended June 30, 2023. The decrease in cash inflow from operating activities from continuing operations was principally attributable to 1) an increase in accounts receivable – related parties by $1,242,690, 2) an increase in deferred revenue by $4,636,568, and 3) an increase in note receivables by $162,831, which was partly offset by 1) an increase in deposits and prepayments by $1,406,927, 2) an increase in inventory by $1,637,113, 3) an increase in accounts payable of $979,007, and 4) an increase in tax payables by $140,957, as well as increased net income by $1,299,800.

Net cash used in investing activities

There was no cash provided by or used in investing activities for continuing operations for the year ended June 30, 2024 and 2023. Cash used in investing activities for discontinued operations was $180,787 for the year ended June 30, 2023.

Net cash provided by (used in) financing activities

Net cash used in financing activities for continuing operations was $304,080 for the year ended June 30, 2024, compared to net cash provided by financing activities for continuing operations of $496,040 for the year ended June 30, 2023. Net cash provided by financing activities for discontinued operations was $1,453,069 for the year ended June 30, 2023. Net cash used in financing activities for continuing operations for the year ended June 30, 2024, consisted of repayments to related parties of $352,329 which was partly offset by proceeds from related parties of $48,249. Net cash provided by financing activities for continuing operations for the year ended June 30, 2023, consisted of proceeds from loans of $553,586, and proceeds from advances from related parties of $63,336, which was partly offset by repayment to related parties of $120,882.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $310,859 of cash and cash equivalents and working capital of approximately $3.2 million as of June 30, 2024, which included accounts receivable from a related party -Weiguan Ship of $0.02 million, accounts receivable from a related party - Jiazhou Yacht of $1.2 million, and amounts due from related parties of $2.5 million, and the Company generated net income of $2.9 million (including $1.87 million gain on disposal of Weiguan ship) during the year ended June 30, 2024. However, the Company had an accumulated deficit of approximately $2.3 million as of June 30, 2024.

The continuation of the Company as a going concern through the one-year anniversary of the date of this filing is dependent upon continued financial support from its related parties and loans or investments from third parties. The Company is actively pursuing additional financing for its operations through loans and the sale of equity. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

Existing working capital, further advances and the issuance of debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements apart from amounts outstanding under our SBA Loan and our loan with Taiwan Hua Nan Bank. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments to our principal shareholders. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with our business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2024 and 2023, the Company had no allowance for doubtful accounts.

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

● Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-01 did not have a material impact on the Company’s consolidated financial statement presentation or disclosures.

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

Our president and chief executive officer, who is also serving as our chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, our president/chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, for, among others, the reasons set forth below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2024, due to the lack of personnel familiar with U. S. generally accepted accounting principles, the lack of an oversight committee and the lack of a sufficient number of personnel to allow for the required segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The following table sets forth the names and ages of all directors and executive officers as of the date of this report:

Name	Age	Position
Shang-Chiai Kung	83	Director, Chairman, President Chief Executive Officer and Chief Financial Officer
Tse-Ling Wang	47	Director and Secretary
Liu-Shiang Kung Hwang	81	Director
Hui Ming Pao	69	Director
Kevin Lee	54	Director
Amy Huang	52	Director

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

Tse-Ling Wang, 55, has served in a number of senior management positions in the Internet and technology industries. Mr. Wang currently serves as President of Chuang Sheng Information Co., Ltd, which he founded in 2020. Chuang Sheng Information Co. specializes in IoT application services. He is also an Executive Director of Viermtech Inc., which has focused on electronic design and manufacturing since 2019. From 2017 to 2023 Mr. Wang served as CEO and President of Lien Shen Electronic Corp., a company which provides automotive electronic product design and distribution services. Mr. Wang holds a Master of Business Administration degree from National Chengchi University.

Liu-Shiang Kung Hwang, 81, has served as the chairwoman of Jiexin Investment Co., Ltd. since June 2018. Ms. Hwang also serves as a director of Jianyu Material Industry Co., Ltd., which she joined in September 2017, as a director of Kha Shing Enterprises Co., Ltd. which she joined in 2019 and as a director of Horizon Yacht Co., Ltd. which she joined in 2017. Ms. Hwang is a graduate of Tainan Community University.

Richard (Hui Ming) Pao, 69, has more than 30 years of rich experience in technology industries, having served with industry leaders, including Texas Instruments, Taiwan Semiconductor Manufacturing Company, and Lite-On Technology. After becoming expert in comprehensive talent management, Mr. Pao established a management consulting company to assist enterprises in organizational diagnosis, business strategy and management practice counseling, and all-round human resource management practices. During his tenure as the general manager of Fusheng Group, through coaching management counseling, he assisted the company in a successful management succession at the time of a generational ownership transition and helped establish a sustainable management structure. During his tenure as the chairman of Taipei Neihu Technology Park Development Association, he actively promoted exchanges and interactions between the two science and technology parks and guided the strategic approach of the science and technology parks.

Kevin (Chuen-Huei) Lee, 54, is a Managing Director of Yunqing Investment Management Co. Ltd., which he co-founded in 2016. He is also CEO of Huihongda Technology Co. Ltd, a technology consulting company he founded in September 2023. Prior to founding Yunqing Investment Management Co. Ltd., Mr. Lee served in various positions in the financial and technology industries. Mr. Lee brings extensive professional experience that spans various aspects of senior management, including finance, operations, and strategic investment. Mr. Lee has more than 25 years of experience in the financial and technology industries. Mr. Lee holds a Bachelor’s degree from National Taiwan University and an MBA from Columbia University in New York.

Amy (Yin Zhen) Huang, 52, is a senior practitioner in the field of human resources and management consulting. During her tenure at LiteOn, she was involved in the four-in-one integration process. Ms. Huang later formed a consulting company with other workplace leaders focusing on coaching companies on business strategies and organizational development systems. Since its establishment, two of the companies coached by Ms. Huang’s teams have become listed companies. Ms. Huang and her team have accumulated rich consulting experience providing more than ten years of corporate management consulting services premised on her belief in the spirit of lifelong learning and that there is no best, only better. Ms. Huang has received master’s degrees from Soochow University’s School of International Business and National Taiwan University’s Graduate School of Economics and is currently pursuing a doctoral program at Taipei University of Technology and to continue to improve her research capabilities.

Board Composition; Committees

We only recently expanded our Board of Directors to include a number of individuals we believe qualify as independent directors. We intend to establish various committees, adopt appropriate charters governing the responsibilities of each committee and appoint directors to the committees in the foreseeable future. Until such time, the functions to be delegated to committees will be carried out by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any compensation to the individuals serving as our officers and directors during the fiscal year ended June 30, 2024.

In consideration of his or her agreement to serve as a director of the Company, Ms. Hwang, Mr. Wang and Kevin Li were each issued 150,000 shares of the Company’s common stock and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock. Concurrent with its agreement to issue shares of its common stock to each of the newly appointed directors, the Company agreed to issue 150,000 shares of its common stock to Mr. Kung for his agreement to continue to serve as a director of our Company.

Except for the shares issued to our officers and directors as discussed in the prior paragraph, there is no agreement as to additional compensation to be paid to our directors or officers for their service in such capacities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage of class is based on 27,410,921 shares of common stock and 832,200 shares of Series A Convertible Preferred Stock issued and outstanding as of October 18, 2024.

Officers/Directors	No. of Shares of Common Stock Owned	Percentage of Common Stock (1) (2)	No. of Shares of Series A Convertible Preferred Stock	Percentage of Series A Convertible Preferred Stock	Percentage of Aggregate Voting Power (1)(2)

Liu-Shiang Kung Hwang(3)	2,095,562	7.64%	-	-	3.04%
Hui-Ming Pao	50,000	0.18%	-	-	*
Chuen-Huei Lee	150,000	0.55%	-	-	*
Amy Huang	150,000	0.55%	-	-	*
Shang-Chiai Kung(3)	150,000	0.55%	-	-	*
Officers and Directors as a group (6 persons named above)	2,745,562	10.02%	-	-	3.98%

5% and above stockholder
Yu Cheng(2)	26,000	0.095%	832,200	100%	60.28	%(2)
5% and above stockholder as Total	-	-%	-	-	60.28%

*	Less than one percent.
(1)	The percentages above are based on 27,410,921 shares of our common stock issued and outstanding as of October 18, 2024.
(2)	The shares attributed to Ms. Cheng represent shares issuable upon conversion of 832,200 shares of our Series A Convertible Preferred Stock held by Honetech Inc. (“Honetech”). Honetech’s address is No. 196, Fushou St., Xinzhuang District, New Taipei City, Republic Of China. Ms. Cheng owns all of the outstanding equity of Honetech Inc. Each share of our Series A Convertible Preferred Stock held by Honetech is convertible into 10 shares of our common stock. The holders of our Series A Convertible Preferred Stock vote together with the holders of our common stock on all matters brought before our stockholders for a vote and are entitled to cast 50 votes for each share of our Series A Convertible Preferred Stock. Thus, assuming none of our Series A Convertible Preferred Stock is converted into common stock Honetech is entitled to cast an aggregate of 41,600,000 votes on all matters voted upon by our stockholders. Therefore, the holder of our Series A Preferred Stock can cast votes representing 60.28% of the aggregate voting power on all matters voted upon by our stockholders.
(3)	Each of Liu-Shiang Kung Hwang and her husband, Shang-Chiai Kung, may be deemed to beneficially own the shares attributed to the other in the table above.

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

At the time of the sale of Weiguan Ship to Mr. Yun-Kuang Kung, the son of our Chairman, Weiguan Ship was indebted to the Company in the amount of $2.365 million representing amounts loaned to Weiguan Ship to support its operations during the period it was our subsidiary. Prior to the sale of Weiguan Ship this amount was eliminated in preparing consolidated financial statements. The amount due from Weiguan, $2,365,420 aas of June 30, 2024, is non-interest bearing and payable on demand.

During the year ended June 30, 2024, the Company purchased yachts from Weiguan Ship for an aggregate purchase price of $913,728, of which $903,728 was included in accounts payable as of the year end and in respect of which there remained prepayments by the Company of $250,462 as of June 30, 2024.

During the year ended June 30, 2024, the Company sold yachts in the aggregate amount of $1,508,036 to Jiiazhou Yacht Company, an entity owned by Yun-Kuang Kun. Of this amount, $1,226,980 is included in accounts receivable as of year end.

On June 16, 2023, the Company loaned $313,743 to Yun-Kuang Kung. The amount is non-interest bearing and is payable on May 31, 2026. As collateral security for the amount due, Yun-Kuang Kung has agreed to grant the Company a lien on a yacht with a value of approximately $400,000. During the year ended June 30, 2024, Yun-Kuang Kung repaid the Company of approximately $15,000.

As of June 30, 2024, Vivic HK owed $106,317 to Yun-Kuang Kung for amounts loaned to Vivic HK. After offsetting amounts payable due Yun-Kuang Kung, the Company’s outstanding amount receivable from Yun-Kuang Kung was $186,948 as of June 30, 2024.

As of June 30, the Company was indebted to Shang-Chiaih Kung and Liu-Shiang Kung Hwang in the amounts of $2,815 and $183,838, respectively, for loans to the Company. These amounts are non-interest bearing, unsecured and payable on demand.

Imputed interest on amounts due to related parties is not significant.

Apart from the transactions and balances detailed elsewhere in the accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current independent registered public accounting firm is YCM CPA INC. We engaged YCM CPA INC. on March 23, 2022. The following table shows their fees for audit and other services in relation to our June 30, 2024 and 2023 fiscal years:

	For the fiscal years ended June 30,
	2024	2023
Audit service:	$40,128	$25,000
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	$40,128	$25,000

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
3.2	Certificate of Amendment to Articles of Incorporation filed April 8, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).
3.3	Certificate of Designation filed April 9, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).
3.4	Certificate of Amendment to Articles of Incorporation filed November 18, 2019. (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.5	Certificate of Amendment to Articles of Incorporation filed January 16, 2020. (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.6	Certificate of Correction filed January 17, 2020. (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.7	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed December 9, 2020. (incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.8	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
10.1	Stock Purchase Agreement dated July 12, 2023, between Vivic Corporation (Hong Kong) Co. Limited and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated July 12, 2023).
10.2	Debt Conversion Agreement dated May 26, 2023, between the Company and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated May 26, 2023)
14.1	Code of Ethics (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of 15d-14 of Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

Vivic Corp
(Registrant)

Date: October 23, 2024	By:	/s/ Shang-Chiai Kung
Shang-Chiai Kung
President and Chief Executive Officer, Chairman of the Board, Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shang-Chiai Kung	President and Chief Executive,	October 23, 2024
Shang-Chiai Kung

/s/ Tse-Ling Wang	Director	October 23, 2024
Tse-Ling Wang

/s/ Liu-Shiang Kung Hwang	Director	October 23, 2024

/s/ Hui Ming Pao	Director	October 23, 2024
Hui Ming Pao

/s/ Kevin Lee	Director	October 23, 2024
Kevin Lee

/s/ Amy Huang	Director	October 23, 2024

VIVIC CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VIVIC CORP. and subsidiaries (collectively, the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit as of June 30, 2024, and negative cash flows from operations. The Company does not have sustained and stable income, and there is also significant uncertainty in the income for the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Evaluation of the Identification of Related Parties and Related Party Transactions

Description of the Matter

As disclosed in Notes 16 to the consolidated financial statements, the Company engages in transactions with related parties, which are integral to its operations. These transactions include prepayments of goods and working capital injections. We identified the evaluation of the identification of related parties and related-party transactions as a critical audit matter due to the complexity and the inherent risk of omission or incomplete disclosure of related parties and their transactions. The potential for these transactions to not be conducted on arm’s length terms, along with the extensive nature of transactions.

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

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

October 22, 2024

VIVIC CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$310,859	$899,567
Accounts receivable - related party	1,242,388	-
Note receivable	159,708	-
Deposit and prepayments	250,794	967,173
Deposit and prepayments - related party	250,462	-
Other receivables	92,974	88,656
Inventory	3,821	823,622
Due from related parties	2,552,368	-
Total current assets	4,863,374	2,779,018

Non-current assets
Property and equipment, net	715	1,207
Intangible assets, net	1,970	4,514
Total non-current assets	2,685	5,721

Assets from discontinued operations	-	2,709,555

TOTAL ASSETS	$4,866,059	$5,494,294

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$142,272	$35,019
Accounts payable - related party	903,728	-
Accrued liabilities and other payables	220,175	204,966
Deferred revenue	58,930	2,357,247
Tax payable	149,773	5,894
Due to related parties	186,631	298,044
Total current liabilities	1,661,509	2,901,170

Non-Current liabilities
SBA loan payable	87,500	87,500
Long-term loan	523,883	545,922
Total non-current liabilities	611,383	633,422

Liabilities from discontinued operations	-	2,223,579

TOTAL LIABILITIES	2,272,892	5,758,171

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of June 30, 2024 and 2023	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 26,657,921 shares issued and outstanding as of June 30, 2024 and 2023	26,658	26,658
Additional paid-in capital	4,847,664	4,847,664
Accumulated other comprehensive income	16,862	10,332
Accumulated deficit	(2,298,849)	(5,149,363)
Total stockholders’ equity (deficit)	2,593,167	(263,877)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,866,059	$5,494,294

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2024	2023

Revenue	$4,428,580	$-
Revenue – related parties	1,522,112	-
Total revenue	5,950,692	-

Cost of sales	4,152,372	-

Gross profit	1,798,320	-

Operating expenses
Selling expenses	127,708	-
General and administrative expenses	513,411	280,483
Total operating expenses	641,119	280,483

Income (loss) from operations	1,157,201	(280,483)

Other income (expenses)
Interest expense, net	(23,683)	(9,316)
Other income (expenses), net	1,632	(29,050)
Total other expenses, net	(22,051)	(38,366)

Income (loss) before income taxes	1,135,150	(318,849)

Income tax provision	154,199	-

Net income (loss) from continuing operations	980,951	(318,849)

Net income (loss) from discontinued operations	1,869,563	(461,477)

Net income (loss) for the period	$2,850,514	$(780,326)

Other comprehensive income
Foreign currency translation gain	6,530	3,918

COMPREHENSIVE INCOME (LOSS)	$2,857,044	$(776,408)

Weighted average common stock outstanding
Basic	26,657,921	23,136,714
Diluted	34,977,921	23,136,714

Net income (loss) from per share of common stock – Basic	$0.11	$(0.03)
Net income (loss) from per share of common stock – Diluted	$0.08	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Preferred stock		Common stock		Additional	Accumulated other comprehensive			Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income (loss)	Accumulated loss	Noncontrolling interests	equity (deficit)

Balance as of June 30, 2022	832,000	$832	25,546,810	$25,547	$3,873,719	$6,414	$(4,369,037)	$(124,944)	$(587,469)

Shares issued for loan settlement	-	-	1,111,111	1,111	1,098,889	-	-	-	1,100,000
Acquisition of minority equity of a subsidiary	-	-		-	(124,944)	-	-	127,542	2,598
Foreign currency translation adjustment	-	-	-	-	-	3,918	-	(2,598)	1,320
Net loss for the period	-	-	-	-	-	-	(780,326)	-	(780,326)

Balance as of June 30, 2023	832,000	832	26,657,921	26,658	4,847,664	10,332	(5,149,363)	-	(263,877)

Foreign currency translation adjustment	-	-	-	-	-	6,530	-	-	6,530
Disposal of subsidiaries							1,869,563		1,869,563
Net income for the period	-	-	-	-	-	-	980,951	-	980,951

Balance as of June 30, 2024	832,000	$832	26,657,921	$26,658	$4,847,664	$16,862	$(2,298,849)	$-	$2,593,167

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$980,951	$(318,849)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	2,861	2,968
	-	-
Changes in operating assets and liabilities:
Accounts receivable - related party	(1,242,690)	-
Note receivable	(162,831)	-
Deposit and prepayments	691,314	(970,973)
Deposit and prepayments - related party	(255,359)	-
Other receivables	(8,169)	(88,774)
Inventory	801,929	(835,185)
Accounts payable	110,791	35,511
Accounts payable - related party	903,728	-
Accrued liabilities and other payables	15,281	92,211
Deferred revenue	(2,246,228)	2,390,340
Tax payables	146,934	5,977
Net cash (used in) provided by continuing operations	(261,488)	313,226
Net cash used in discontinued operations	-	(1,239,304)

Net cash (used in) provided by operating activities	(261,488)	(926,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-

Net cash used in continuing operations	-	-
Net cash used in discontinued operations	-	(180,787)

Net cash used in investing activities	-	(180,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	48,249	63,336
Repayment to related parties	(352,329)	(120,882)
Proceeds from loans	-	553,586

Net cash (used in) provided by continuing operations	(304,080)	496,040
Net cash provided by discontinued operations	-	1,453,069

Net cash (used in) provided by financing activities	(304,080)	1,949,109

Effect of exchange rate change on cash and cash equivalents	(23,140)	(6,198)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(588,708)	836,046

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	899,567	63,521

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$310,859	$899,567

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash and cash equivalents	-	899,567
Cash and cash equivalents included in assets classified as held for sale	-	57,258
	$-	$956,825

Supplemental Cash Flows Information:
Continuing operations:
Cash paid for interest	$28,773	$15,292
Cash paid for income tax	$1,530	$-

Supplemental Disclosure of Non-Cash Flows Information:
Common stock issued for loan settlement	$-	$1,100,000

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE– 1 ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “VIVC”) was established under the corporate laws of the State of Nevada on February 16, 2017. Beginning with a change in management resulting from a change in control of the Company which occurred at the end of 2018, the Company has explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. More recently, the Company determined to focus its efforts on yacht sales in Taiwan and other selected regions throughout the world. The Company is the exclusive distributor of Monte-Fino yachts in Asia and the Middle East and is the non-exclusive distributor in other territories throughout the world for which Monte-Fino has not appointed an exclusive distributor. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

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

Description of subsidiaries as of June 30, 2024 is as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held
Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Holding company and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%

Vivic Corp. Taiwan Branch	The Republic of China (Taiwan)	Provision of yacht service	Registered: TWD 13,000,000, Paid up: TWD13,000,000	100%

VIVC and its subsidiaries are hereinafter referred to as (the “Company”).

On October 9, 2024, the Board of Directors of the Company adopted a resolution changing the fiscal year end of the Company to June 30, effective June 30, 2024. Management believes the change will cause the Company’s annual financial statements to more accurately reflect the Company’s performance and facilitate the timely preparation of its periodic reports required to be filed with the Securities and Exchange Commission.

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

● Credit losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of January 1, 2023.

The Company’s account receivables and other receivables in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluate the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment based on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that a receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers an amount that it previously reserved for, the Company will reduce the specific allowance for credit losses.

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2024 and 2023, the Company had no allowance for doubtful accounts.

● Advances to Suppliers

The Company makes advances to certain vendors to purchase finished goods and service. The advances are interest-free and unsecured. As of June 30, 2024 and 2023, the Company had advanced to suppliers $250,794 and $967,173 respectively.

● Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to market value, if lower.

● Property and equipment

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the years ended June 30, 2024 and 2023, there were no intangible asset impairments to be recorded.

● Deferred revenue

Deferred revenue represents advance payments made by a customer for goods and services the Company will provide in the future. Due to its short-term nature, deferred revenue is usually satisfied within the 12 months.

● Revenue recognition

In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from processing, distribution, and sales of its products, mainly yachts. The Company recognize its revenue at a point in time when the control of the products has been transferred to customers.

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

Translation of amounts from RMB, TWD and HK$ into US$ has been made at the following exchange rates as of June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023
Period/year-end RMB:US$ exchange rate	-	7.2513
Period/annual average RMB:US$ exchange rate	-	6.9536
Period/year-end HK$:US$ exchange rate	7.8083	7.8363
Period/annual average HK$:US$ exchange rate	7.8190	7.8373
Period/year-end TWD:US$ exchange rate	32.4500	31.1400
Period/annual average TWD:US$ exchange rate	31.8278	30.7089

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

● Noncontrolling interest

The Company accounts for noncontrolling interests in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss. The Company owned 70% of Wenzhou Jiaxu Yacht Company Limited (“Wenzhou Jiaxu”) prior to August 10, 2022. On August 10, 2022, the noncontrolling shareholder surrendered its 30% of Wenzhou Jiaxu to the Company, and Wenzhou Jiaxu became a wholly-owned subsidiary of the Company. Wenzhou Jiaxu was disposed of on July 12, 2023 as a result of the Company’s disposal of Weiguan Ship and its wholly-owned subsidiary Wenzhou Jiaxu (see Note 4).

● Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed similar to basic loss per share of common stock except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive (see Note 15).

● Related parties

Parties, which can be an entity or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

● Concentrations and credit risk

(a) Major customers

	Percentage of Revenue
	Years Ended June 30,
	2024	2023
A	30.2%	-%
B	29.7%	-%
C	25.3%	-%

(b) Major vendors

	Percentage of Purchase
	Years Ended June 30,
	2024	2023
A	59.5%	-%
B	11.7%	-%

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

● Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and notes payable): cash and cash equivalents, accounts receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximates their fair values because of the short-term nature of these financial instruments.

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

● Value-Added Tax (“VAT”)

Sellers and service providers are generally obligated to pay business tax for sales of goods or services within Taiwan unless the law provides otherwise. For imported goods, the business tax will be paid by the goods receivers or buyers via customs. For imported services sold by foreign companies to Taiwanese buyers, business tax shall be paid by the service buyers. However, the service buyer (corporate entity) will not be required to pay business tax if it is exclusively engaged in taxable transactions subject to either 5% or 0% VAT.

VAT is applicable to general industries, and the VAT rate is 5%. Under the VAT system, each seller collects output VAT from the buyer at the time of sale, deducts input VAT paid on purchases from output VAT, and remits the balance to the tax authority.

● Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-01 did not have a material impact on the Company’s consolidated financial statement presentation or disclosures.

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

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, will have a material impact on the Company’s consolidated financial statement presentation or disclosures.

NOTE– 3 GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $310,859 of cash and cash equivalents and working capital of approximately $3.2 million as of June 30, 2024, which included accounts receivable from a related party -Weiguan Ship of $0.02 million, accounts receivable from a related party - Jiazhou Yacht of $1.2 million, and amounts due from related parties of $2.5 million, and the Company generated net income of $2.9 million (including $1.87 million gain on disposal of Weiguan ship) during the year ended June 30, 2024. However, the Company had an accumulated deficit of approximately $2.3 million as of June 30, 2024 and negative cash flow from operating activities of $261,488. The Company does not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

The continuation of the Company as a going concern through the one-year period from the date on which this report is filed is dependent upon continued financial support from its related parties or loans or investments by third parties, increasing its sales and the diversity of its customer base. The Company is actively pursuing additional financing for its operations via potential loans and equity issuances. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

NOTE– 4 DISCONTINUED OPERATIONS

On July 12, 2023, Vivic Hong Kong, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”) pursuant to which Mr. Kung acquired all of the shares of Weiguan Ship for RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes. Management of the Company elected to dispose of Weiguan Ship due to its history of losses and anticipated losses, and the Company’s potential liability for the amount of the subscribed capital contributions in Weiguan Ship. The Company recorded $1,869,563 gain on disposal of the subsidiary, which was the difference between the selling price of $137 and the carrying value of the net assets deficit of $1,869,426.

The following table provides a reconciliation of the assets and liabilities held for sale presented in the consolidated balance sheet as of June 30, 2023 to the carrying value of the assets and liabilities of the disposed group at the closing date of disposal. There were no material transactions for the disposed group for the period from July 1, 2023 through July 12, 2023, and for the purpose of complying with the Company’s monthly accounting cut-off date, the Company used June 30, 2023 as the date of disposal.

As of June 30, 2023
ASSETS
Cash and cash equivalents	$57,258
Deposit and prepayments	258,940
Inventory	1,553,524
Other receivables	88,698
Due from related parties	33,222
Property and equipment, net	355,901
Construction in process	74,353
Operating lease right-of-use assets, net	287,659
TOTAL ASSETS HELD FOR SALE AND AT CLOSING DATE	$2,709,555

LIABILITIES
Trade payables	$433,345
Accrued liabilities and other payables	246,762
Receipt in advance	1,099,733
Due to related parties	183,472
Income tax payable	5,181
Operating lease liabilities-current	123,163
Operating lease liabilities-noncurrent	131,923
TOTAL LIABILITIES HELD FOR SALE	$2,223,579

Add back: Weiguan Ship’s due to Vivic US	2,205,872
Add back: accumulated other comprehensive income	149,530
TOTAL LIABILITIES AT CLOSING DATE	4,578,981

Net assets deficit	$(1,869,426)
Sales price	137
Gain on disposal	$1,869,563

The operations of Weiguan Ship and its subsidiaries are accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the years ended June 30,
	2024	2023
Revenue, Net	$-	$890,108

Cost of Sales	-	669,105

Gross Profit	-	221,003

Operating Expenses
Selling Expenses		196,177
General and Administrative Expenses		732,194

Loss From Operations	-	(707,368)

Other Income
Interest expense	-	(20,445)
Other Income		266,336
Total Other Income	-	245,891

Loss Before Income Taxes	-	(461,477)

Income Tax Expense	-	-

Net Loss from Discontinued operations	$-	$(461,477)

NOTE– 5 INVENTORY

Inventory consisted of the following:

	June 30, 2024	June 30, 2023
Finished goods	$3,821	$823,622
Total inventory	3,821	823,622
Less: inventory impairment	-
Inventory, net	$3,821	$823,622

As of June 30, 2023, total inventory of discontinued operations was $1,553,524.

NOTE– 6 DEPOSIT AND PREPAYMENTS

Deposit and prepayments consisted of the following:

	June 30, 2024	June 30, 2023

Prepayments	$233,681	$948,558
Prepaid service fee	17,113	18,615
Total deposit and prepayments	$250,794	$967,173

As of June 30, 2024 and 2023, the Company has deposit and prepayments from its related parties of $250,462 and $ nil.

As of June 30, 2023, total deposit and prepayments of discontinued operations was $258,940 (Note 4).

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE– 7 NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of June 30, 2024 and 2023, the Company had notes receivable of $159,708 and $0, respectively. The Company cashed the notes in full in July 2024.

NOTE– 8 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2024	June 30, 2023

Office equipment	$2,527	$2,633
Subtotal	2,527	2,633
Less: accumulated depreciation	(1,812)	(1,426)
Property, plant and equipment, net	$715	$1,207

As of June 30, 2023, the net total property and equipment from discontinued operations was $355,901 (Note 4).

Depreciation expenses from continuing operation for the years ended June 30, 2024, and 2023 were $452 and $469, respectively.

Depreciation expenses from discontinued operation for the years ended June 30, 2024, and 2023 were $0 and $16,797, respectively.

NOTE– 9 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2024	June 30, 2023

Software	$7,088	$7,386
Total intangible assets	7,088	7,386
Less: accumulated amortization	(5,118)	(2,872)

Intangible assets, net	$1,970	$4,514

As of June 30, 2023, the net total intangible assets from discontinued operations was $0 (Note 4).

Amortization expense for the years ended June 30, 2024, and 2023 were $2,409 and $2,499, respectively.

NOTE– 10 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2024	June 30, 2023

Accrued penalty	$9,400	$60,000
Accrued salaries	7,147	1,385
Accrued consulting fee	150,000	90,000
Other payables	53,628	53,581
Total accrued liabilities and other payable	$220,175	$204,966

As of June 30, 2023, total accrued liabilities and other payable of discontinued operations was $246,742 (Note 4).

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

The Company recorded the $60,000 fine in September 2021. During the years ended June 30, 2024 and 2023, the Company made a payment of $50,600 and $0 to an escrow account, which fund was subsequently released to the SEC.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE– 11 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($164,042) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the years ended June 30, 2024 and 2023, the Company recorded and paid interest expenses of $14,401 and $6,259, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s CEO (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($381,658) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. During the years ended June 30, 2024 and 2023, the Company recorded and paid interest expense of $9,676 and $830. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Hwang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp).

NOTE– 12 SBA LOAN PAYABLE

As of June 30, 2024, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward interest since the interest started to accrue from the original disbursement date. For the years ended June 30, 2024 and 2023, the Company made payments of interest of $4,697 and $3,416 on the EIDL loan, respectively.

As of June 30, 2024, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending June 30,	Amount
2025	$5,124
2026	5,124
2027	5,124
2028	5,124
2029	5,124
Thereafter	61,880
Total	$87,500

NOTE– 13 TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

VIVC is registered in the State of Delaware and is subject to US federal corporate income tax rate of 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. However, the Company did not recognize any accrued interest and penalties related to unrecognized tax benefits during the years ended June 30, 2024 and 2023.

Taiwan

The Company’s Taiwan branch operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rate of 20% on the assessable income arising in Taiwan during its tax year. The operation in Taiwan incurred an operating loss and the provision for income tax for the years ended June 30, 2024 and 2023 was $154,199 and $0.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the years ended June 30, 2024 and 2023.

The People’s Republic of China

The Company’s subsidiary operating in The People’s Republic of China (“PRC) is subject to the PRC Income Tax at the unified rate of 25% on the assessable income arising in PRC during its tax year. The Company did not have any PRC subsidiaries as of June 30, 2024 after the disposal of Weiguan Ship in July 2023.

The reconciliation of income tax rate to the US effective income tax rate based on income before income taxes for the years ended June 30, 2024 and 2023 are as follows:

	Years ended June 30,
	2024	2023
Income (Loss) before income taxes	$3,004,713	$(780,326)
Statutory income tax rate	630,990	(163,868)
Tax rate difference	(92,355)	(17,536)
Valuation allowance	(384,436)	181,405

Income tax expense	$154,199	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023

Deferred tax assets on
Net operating loss carryforwards:
- United States	$26,009	$264,755
- Taiwan	-	55,147
- Hong Kong	437	365
- PRC	-	594,625
Total	26,446	914,892
Less: valuation allowance	(26,446)	(914,892)

Deferred tax assets, net	$-	$-

As of June 30, 2023, the Company’s continuing operations had $123,854 of net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $26,446 based on the expected future tax benefits from the net operating loss from the Company’s continuing operations carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE– 14 STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of June 30, 2024 and 2023, the Company had 832,000 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share, each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock, and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

On May 26, 2023, the Company issued 1,111,111 shares of common stock to settle a debt due to Yun-Kuang Kung in the amount of $1,100,000, at a conversion price of $0.99 per share.

As of June 30, 2024 and 2023, the Company had 26,657,921 shares of its common stock issued and outstanding.

NOTE– 15 NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the years ended June 30, 2024 and 2023:

	Years ended June 30,
	2024	2023
Net income (loss) for basic and diluted attributable to Vivic Corp - continuing operations	$980,951	$(318,849)
Net income (loss) for basic and diluted attributable to Vivic Corp – discontinued operations	1,869,563	(461,477)
Weighted average common stock outstanding – Basic	26,657,921	23,136,714
Dilutive impact of preferred stock	8,320,000	-
Weighted average common stock outstanding – Diluted	34,977,921	23,136,714 *
Net income (loss) per share of common stock – basic, continuing operations	0.04	(0.01)
Net income (loss) per share of common stock – diluted, continuing operations	0.03	(0.01)
Net income (loss) per share of common stock – basic, discontinued operations	0.07	(0.02)
Net income (loss) per share of common stock –diluted, discontinued operations	$0.05	$(0.02)

*	net loss per share was the same for the basic and diluted weighted average shares outstanding for the year ended June 30, 2023 due to anti-dilution feature resulting from the net loss from both continuing operations and discontinued operations.

NOTE– 16 RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the CEO of Vivic Corp.
Kung Hwang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the CEO of Vivic Corp.
Shang-Chiai Kung	CEO of Vivic Corp.
Kun-Teng Liao*	Secretary and Board Member
Huilian Chen	Office manager of Vivic Corp.
Guangdong Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yatch Company Limited	Yun-Kuang Kung has 100% ownership of this entity

* On October 9,2024 Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member.

b. Accounts receivables - related party

As of June 30, 2024, accounts receivable from related party included receivables from Guangdong Weiguan Ship of $15,408, and Jiazhou Yatch Company Limited of $1,226,980, respectively, for ships sold to them.

During the year ended June 30, 2024, the Company sold yachts in the aggregate amount of $1,508,036 to Jiiazhou Yacht Company, an entity owned by Yun-Kuang Kun. Of this amount, $1,226,980 is included in accounts receivable as of June 30, 2024.

c. Deposit and prepayment - related party

As of June 30, 2024 and 2023, the Company has deposit and prepayments to Weiguan of $250,462 and $nil.

d. Accounts payable - related party

During the year ended June 30, 2024, the Company purchased yachts from Weiguan Ship for an aggregate purchase price of $ 913,728, of which $ 903,728 was included in accounts payable as of the year end.

e. Due from related parties

Due from related parties consisted of the following:

Name	June 30, 2024	June 30, 2023
Guangdong Weiguan Ship 1)	$2,365,420	$-
Yun-Kuang Kung 2)	186,948	-
Total	$2,552,368	$-

As of June 30, 2023, the due from related parties from discontinued operations was $33,222 (Note 4).

As of June 30, 2024, the due from related parties consisted of the following:

1)	The Company had a receivable from Weiguan Ship for $2,365,420 as of June 30, 2024. Because Weiguan Ship was owned by the Company as of June 30, 2023, any amount due was eliminated at consolidation.

2)

On June 16, 2023, the Company loaned $0.31 million to Yun-Kuang Kung. The amount is non-interest bearing and is payable on May 31, 2026. As collateral security for the amount due, Yun-Kuang Kung has agreed to grant the Company a lien on a yacht with a book value of approximately $400,000. During the year ended June 30, 2024, Yun-Kuang Kung repaid the Company approximately $15,000.

As of June 30, 2024, Vivic HK owed $0.11 million to Yun-Kuang Kung for amounts loaned to Vivic HK. After netting-off the amount of due-to and due-from Yun-Kuang Kung, the Company’s outstanding amount receivable from Yun-Kuang Kung was $186,948 and $0 as of June 30, 2024 and 2023, respectively.

f. Due to related parties

Due to related parties consisted of the following:

Name	June 30, 2024	June 30, 2023

Kung Hwang Liu Shiang	$2,815	$270
Shang-Chiai Kung	183,816	190,416
Yun-Kuang Kung	-	107,358
Total	$186,631	$298,044

As of June 30, 2023, the due to related parties from discontinued operations was $183,472 (Note 4).

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

NOTE– 17 COMMITMENTS AND CONTINGENCIES

As of June 30, 2024 and 2023, the Company has no material commitments and contingencies.

NOTE– 18 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the consolidated financial statements were issued and determined the Company had the following major subsequent event need to be disclosed:

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

