Form 10-Q
period 2024-09-30
VIVIC CORP.
filed 2024-11-14
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56198

VIVIC CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1353606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 19, Jianping 3rd St

Anping District

Tainan City, Taiwan 70844

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 11, 2024, there were 27,410,921 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

September 30, 2024

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

“Vivic,” the “Company,” “we,” “us,” and “our” refer to Vivic Corp. and its subsidiaries;

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

“Taiwan” refers to the Republic of China;

“TWD” refers to the Taiwanese dollar, the legal currency of Taiwan; and

“US dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I - FINANCIAL INFORMATION

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	June 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$213,259	$310,859
Accounts receivable - related party	-	1,242,388
Note receivable	-	159,708
Deposit and prepayments	130,816	250,794
Deposit and prepayments - related party	2,178,793	250,462
Other receivables	96,688	92,974
Inventory	3,918	3,821
Due from related parties	2,497,064	2,552,368
Total current assets	5,120,538	4,863,374

Non-current assets
Property and equipment, net	619	715
Intangible assets, net	1,414	1,970
Total non-current assets	2,033	2,685

TOTAL ASSETS	$5,122,571	$4,866,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$142,272
Accounts payable - related party	-	903,728
Accrued liabilities and other payables	234,537	220,175
Deferred revenue	-	58,930
Tax payable	153,559	149,773
Due to related parties	156,240	186,631
Short-term loan	537,125	-
Total current liabilities	1,081,461	1,661,509

Non-Current liabilities
SBA loan payable	87,500	87,500
Long-term loan	-	523,883
Total non-current liabilities	87,500	611,383

TOTAL LIABILITIES	1,168,961	2,272,892

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 27,357,921 shares issued and outstanding as of September 30, 2024; and 26,657,921shares issued and outstanding as of June 30, 2024	27,358	26,658
Additional paid-in capital	6,789,556	4,847,664
Accumulated other comprehensive income	19,221	16,862
Accumulated deficit	(2,883,357)	(2,298,849)
Total stockholders’ equity	3,953,610	2,593,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,122,571	$4,866,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2024	2023

Revenue	$-	$791,043
Revenue- related party	44,243	-
Total revenue	44,243	791,043

Cost of sales	128,584	699,217

Gross profit (loss)	(84,341)	91,826

Operating expenses
Share-based compensation	332,592	-
General and administrative expenses	159,162	105,234
Total operating expenses	491,754	105,234

Loss from operations	(576,095)	(13,408)

Other income (expenses)
Interest expense, net	(7,958)	(6,271)
Other expenses, net	(455)	(381)
Total other expenses, net	(8,413)	(6,652)

Loss before income taxes	(584,508)	(20,060)

Income tax provision	-	-

Net loss from continuing operations	(584,508)	(20,060)

Net income from discontinued operations	-	1,859,207

Net income (loss) for the period	$(584,508)	$1,839,147

Other comprehensive item
Foreign currency translation gain (loss)	2,359	(2,997)

COMPREHENSIVE INCOME (LOSS)	$(582,149)	$1,836,150

Weighted average common stock outstanding
Basic	26,375,770	26,657,921
Diluted	26,375,770	34,977,921

Net income (loss) from per share of common stock – Basic	$(0.02)	$0.07
Net income (loss) from per share of common stock – Diluted	$(0.02)	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated loss	shareholders’ equity
Balance as of June 30, 2024	832,000	$832	26,657,921	$26,658	$4,847,664	$16,862	$(2,298,849)	$2,593,167

Foreign currency translation adjustment	-	-	-	-	-	2,359	-	2,359
Share-based compensation	-	-	700,000	700	1,941,892	-	-	1,942,592
Net loss for the period	-	-	-	-	-	-	(584,508)	(584,508)

Balance as of September 30, 2024	832,000	$832	27,357,921	$27,358	$6,789,556	$19,221	$(2,883,357)	$3,953,610

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated loss	shareholders’ equity (deficit)
Balance as of June 30, 2023	832,000	$832	26,657,921	$26,658	$4,847,664	10,332	$(5,149,363)	$(263,877)

Foreign currency translation adjustment	-	-	-	-	-	(2,997)	-	(2,997)
Net income for the period	-	-	-	-	-	-	1,839,147	1,839,147

Balance as of September 30, 2023	832,000	$832	26,657,921	$26,658	$4,847,664	7,335	$(3,310,216)	$1,572,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(584,508)	1,839,147
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expenses	705	718
Stock compensation expenses	332,592	-
Gain on disposal of subsidiaries	-	(1,859,207)
Changes in operating assets and liabilities:
Accounts receivable	15,485	-
Accounts receivable - related party	1,226,980	-
Note receivable	160,504	-
Deposit and prepayments	123,404	(211,480)
Deposit and prepayments- related party	(312,000)	-
Other receivables	(1,221)	(16,254)
Inventory	-	682,982
Accounts payable	(142,981)	(34,405)
Accounts payable - related party	(903,728)	-
Accrued liabilities and other payables	14,216	5,620
Deferred revenue	(59,224)	(782,891)
Tax payables	-	(5,791)
Net cash used in operating activities	(129,776)	(381,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	77,426	409,169
Repayment to related parties	(46,031)	(739,861)
Net cash provided by (used in) continuing operations	31,395	(330,692)

Effect of exchange rate change on cash and cash equivalents	781	(115,731)

NET DECREASE IN CASH & CASH EQUIVALENTS	(97,600)	(827,984)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	310,859	899,567

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$213,259	$71,583

Supplemental Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$7,965	$6,486

Supplemental disclosures of non-cash financing activities:
Shares issued as prepayment to the Company’s Chairman and Directors	$1,610,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE– 1 ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company” or “VIVC”) was established under the corporate laws of the State of Nevada on February 16, 2017. Beginning with a change in management resulting from a change in control of the Company which occurred at the end of 2018, the Company has explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. More recently, the Company determined to focus its efforts on yacht sales in Taiwan and other selected regions throughout the world. The Company is the exclusive distributor of Monte-Fino yachts in the People’s Republic of China, the Philippines and the Middle East. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

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

Description of subsidiaries as of September 30, 2024 is as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held
Vivic Corporation (Hong Kong) Co., Limited	Hong Kong	Holding company and tourism consultancy service	52,000,000 ordinary shares for HK$2,159,440	100%
Vivic Corp. Taiwan Branch	The Republic of China (Taiwan)	Provision of yacht service	Registered: TWD 13,000,000, Paid Up: TWD 13,000,000	100%

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

● Credit losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s unaudited condensed consolidated financial statements as of January 1, 2023.

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

Expected credit losses are recorded as allowance for credit losses on the unaudited condensed consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers an amount that it previously reserved for, the Company will reduce the specific allowance for credit losses.

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2024 and June 30, 2024, the Company had no allowance for doubtful accounts.

● Advances to Suppliers

The Company makes advances to certain vendors to purchase finished goods and service. The advances are interest-free and unsecured. As of September 30, 2024 and June 30, 2024, the Company had advanced to suppliers of $130,816 and $250,794 respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three months ended September 30, 2024 and 2023, there were no intangible asset impairments to be recorded.

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

The Company is subject to tax in local and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries operating or which operated in the PRC, Taiwan and Hong Kong, maintain their books and records in their local currency, Renminbi (“RMB”), New Taiwan Dollar (“TWD”) and Hong Kong dollars (“HK$”), each of which is a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets, and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in stockholder’s equity deficit.

Translation of amounts from TWD and HK$ into US$ has been made at the following exchange rates as of September 30, 2024 and June 30, 2024 and for the three months ended September 30, 2024 and 2023.

	September 30, 2024	September 30, 2023	June 30, 2024
Period/year-end HK$:US$ exchange rate	7.7693	7.8038	7.8083
Period/annual average HK$:US$ exchange rate	7.7992	7.8236	7.8190
Period/year-end TWD:US$ exchange rate	31.6500	32.2400	32.4500
Period/annual average TWD:US$ exchange rate	32.2891	31.6957	31.8278

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

● Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed similar to basic loss per share of common stock except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive (see Note 13).

● Related parties

Parties, which can be an entity or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

● Concentrations and credit risk

(a) Major customers

	Percentage of Revenue
	Three Months Ended September 30,
	2024	2023
A	-%	100.0%
B	100.0%

(b) Major vendors

	Percentage of Purchases
	Three Months Ended September 30,
	2024	2023
A	-%	77.7%
B	-%	12.7%
C	92.0%	-%

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

The Company had $213,259 of cash and cash equivalents and working capital of approximately $4.0 million as of September 30, 2024, which included amounts due from related parties of $2.5 million, and the Company generated a net loss of $0.6 million during the three months ended September 30, 2024. The Company had an accumulated deficit of approximately $2.9 million as of September 30, 2024 and negative cash flow from operating activities during the period of $129,776. The Company does not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

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

NOTE– 4 INVENTORY

Inventory consisted of the following:

	September 30, 2024	June 30, 2024
Finished goods, mainly the parts	$3,918	$3,821
Total inventory	3,918	3,821
Less: inventory impairment	-
Inventory, net	$3,918	$3,821

NOTE– 5 DEPOSIT AND PREPAYMENTS

Deposit and prepayments consisted of the following:

	September 30, 2024	June 30, 2024

Prepayments to vendors	$114,227	$233,681
Prepaid service fee	16,589	17,113
Total deposit and prepayments	$130,816	$250,794

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

In addition, as of September, 30, 2024 and June 30, 2024, the Company has deposit and prepayments to its related parties of $2,178,793 (of which, $1,610,000 was prepaid Chairman and Directors’ compensation) and $250,462, respectively.

On and effective August 1, 2024, the board of directors (the “Board”) appointed five new directors to the Board. The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with fair value of $1,932,000 to its chairman and the five new directors in consideration of their agreements to serve for the one-year beginning from August 1, 2024. During the three months ended September 30, 2024, the Company recorded $322,000 of related stock compensation expense. As of September 30, 2024, the Company had prepaid Chairman and Directors’ compensation of $1,610,000.

NOTE– 6 NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and will be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for its obligations. As of September 30, 2024 and June 30, 2024, the Company had notes receivable of $nil and $159,708, respectively. The Company cashed the notes in full in July 2024.

NOTE– 7 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2024	June 30, 2024

Office equipment	$2,591	$2,527
Subtotal	2,591	2,527
Less: accumulated depreciation	(1,972)	(1,812)
Property, plant and equipment, net	$619	$715

Depreciation expenses from continuing operation for the three months ended September 30, 2024, and 2023 were $111 and $114 respectively.

NOTE– 8 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2024	June 30, 2024

Software	$7,267	$7,088
Total intangible assets	7,267	7,088
Less: accumulated amortization	(5,853)	(5,118)

Intangible assets, net	$1,414	$1,970

Amortization expense for the three months ended September 30, 2024 and 2023 were $594 and $605 respectively.

NOTE– 9 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30, 2024	June 30, 2024

Accrued penalty	$-	$9,400
Accrued salaries	6,812	7,147
Accrued consulting fee	165,000	150,000
Accrued legal fee	17,901	-
Other payables	44,824	53,628
Total accrued liabilities and other payable	$234,537	$220,175

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

The Company recorded the $60,000 fine in September 2021. During the three months ended September 30, 2024 and 2023, the Company made a payment of $9,400 and $15,000 to an escrow account, which fund was subsequently released to the SEC. As of September 30, 2024, the Company paid the penalty in full.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE– 10 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($0.16 million) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three months ended September 30, 2024 and 2023, the Company recorded and paid interest expenses of $3,871 and $3,944, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s CEO (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($0.38 million) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. During the three months ended September 30, 2024 and 2023, the Company recorded and paid interest expense of $2,476 and $2,387, respectively. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Hwang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp).

NOTE– 11 SBA LOAN PAYABLE

As of September 30, 2024, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward interest since the interest started to accrue from the original disbursement date. For the three months ended September 30, 2024 and 2023, the Company made payments of interest of $1,618 and $1,281 on the EIDL loan, respectively.

As of September 30, 2024, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending September 30,	Amount
2025	$5,124
2026	5,124
2027	5,124
2028	5,124
2029	5,124
Thereafter	61,880
Total	$87,500

NOTE– 12 STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of September 30, 2024 and June 30, 2024, the Company had 832,000 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share, each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock, and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with a fair value of $1,932,000 to its Chairman and directors in consideration of their services for a period of one-year. The Company recorded $1,932,000 as a prepayment. During the three months ended September 30, 2024, the Company expensed $322,000 from the prepayment as stock compensation expense (see Note 14).

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended September 30, 2024, the Company recorded $8,542 stock compensation expense for shares issued to Mr. Lai.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm, approved by the Board on October 8, 2024. The Company will pay the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month to be paid quarterly. During the three months ended September 30, 2024, the Company recorded $2,050 stock compensation expense in respect of this agreement.

As of September 30, 2024 and June 30, 2024, the Company had 27,357,921 and 26,657,921 shares of its common stock issued and outstanding, respectively.

NOTE– 13 NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30, 2024 and 2023:

	Three Months ended September 30,
	2024	2023
Net loss for basic and diluted attributable to Vivic Corp - continuing operations	$(584,508)	$(20,060)
Net income for basic and diluted attributable to Vivic Corp – discontinued operations	-	1,859,207
Weighted average common stock outstanding – Basic	26,375,770	26,657,921
Dilutive impact of preferred stock	-	8,320,000
Weighted average common stock outstanding – Diluted	26,375,770 *	34,977,921
Net loss per share of common stock – basic, continuing operations	(0.02)	(0.00)
Net loss per share of common stock – diluted, continuing operations	(0.02)	(0.00)
Net income (loss) per share of common stock – basic, discontinued operations	-	0.07
Net income (loss) per share of common stock –diluted, discontinued operations	$-	$0.05

*	net loss per share was the same for the basic and diluted weighted average shares outstanding for the three months ended September 30, 2024 due to anti-dilution feature resulting from the net loss from both continuing operations and discontinued operations.

NOTE– 14 RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the CEO of Vivic Corp.
Kung Hwang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the CEO of Vivic Corp.
Shang-Chiai Kung	CEO of Vivic Corp.
Kun-Teng Liao*	Former Secretary and Board Member
Tse-Ling Wang	Director and secretary of the Company
Guangdong Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity

* On October 9, 2024 Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member.

b. Deposit and prepayment - related party

As of September 30, 2024 and June 30, 2024, the Company had deposits and prepayments to Weiguan of $568,793 and $250,462.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with a fair value of $1,932,000 as prepaid stock compensation expense. During the three months ended September 30, 2024, the Company expensed $322,000 from prepaid expense as stock compensation expense. As of September 30, 2024, the Company had prepaid Chairman and Directors’ compensation of $1,610,000.

c. Due from related parties

Due from related parties consisted of the following:

Name	September 30, 2024	June 30, 2024
Guangdong Weiguan Ship 1)	$2,365,730	$2,365,420
Yun-Kuang Kung 2)	131,334	186,948
Total	$2,497,064	$2,552,368

As of September 30, 2024, the due from related parties consisted of the following:

1)	The Company had a receivable from Weiguan Ship for $2,365,730 as of September 30, 2024. Because Weiguan Ship was owned by the Company as of June 30, 2023, any amount due was eliminated at consolidation.

2)

On June 16, 2023, the Company loaned $0.31 million to Yun-Kuang Kung. The amount is non-interest bearing and is payable on May 31, 2026. As collateral security for the amount due, Yun-Kuang Kung has agreed to grant the Company a lien on a yacht with a book value of approximately $400,000. During the three months ended September 30, 2024, Yun-Kuang Kung repaid the Company approximately $61,940.

As of September 30, 2024, Vivic HK owed $0.11 million to Yun-Kuang Kung for amounts loaned to Vivic HK. After netting-off the amount of due-to and due-from Yun-Kuang Kung, the Company’s outstanding amount receivable from Yun-Kuang Kung was $131,334 and $186,948 as of September 30, 2024 and June 30, 2024, respectively.

d. Due to related parties

Due to related parties consisted of the following:

Name	September 30, 2024	June 30, 2024

Kung Hwang Liu Shiang	$2,829	$2,815
Shang-Chiai Kung	153,411	183,816
Total	$156,240	$186,631

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

NOTE– 15 COMMITMENTS AND CONTINGENCIES

As of September 30, 2024 and June 30, 2024, the Company has no material commitments and contingencies.

NOTE– 16 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company did not have any major subsequent event that needs to be disclosed.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Report that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act “) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

We are a global yacht sales and service provider based in Taiwan focused on offering yachts, ancillary products, technical support, service solutions and systematic management solutions to yacht marinas, yacht clubs, yacht operators and marine tourism providers. Our mission is to offer our clients, which we refer to as yacht operators, more profitable products and comprehensive service solutions. We differentiate ourselves from other yacht manufacturers by offering yachts specifically designed for marine tourism, group tours, business meetings, yacht clubs and fractional ownership as opposed to individual owners. In addition to our products, we seek to support our customers by providing maintenance and other yacht management services, yacht activity scenarios, business solutions and marketing strategies to enhance yacht tourism and operational efficiencies to enable them to grow their businesses and improve their bottom lines.

We design and offer various yachts models which differ in their sizes, performance, and functions and are sold under our brand name, “VIVIC.” Our yachts are designed to be more suitable for multiple user group scenarios, emphasizing open deck and cabin space suitable for group tours and business meetings, with improved operational economies and energy efficiencies. We collaborate with our marketing agents, encouraging them to develop yacht marinas and seek out yacht operators interested in developing their own businesses based upon yacht sharing.

Our yachts are manufactured by third parties selected by us on the basis of their production capabilities, technical ability and financial wherewithal. Once a customer places an order, we negotiate and sign an original equipment manufacturer (“OEM”) contract with a selected local manufacturer. Upon completion, we deliver the boat to the location designated by our customer. Our principal supplier and distributor in mainland China is Guangdong Weiguan Ship Technology Co., Ltd., which utilizes the mainland’s production and supply chain advantages to provide us with yacht production, delivery, and after-sales services based on our designs. Guangdong Weiguan is responsible for providing the required products and after-sales services for all sales orders in mainland China and remits 15% of the order amount of each yacht to us as a “VIVIC” brand usage fee.

In addition to our own yachts, we are the exclusive distributor of Monte Fino yachts in the People’s Republic of China, the Philippines and the Middle East pursuant to our agreement with Kha Shing Enterprise Co., Ltd. (Taiwan) (“Kha Shing”). While seeking to develop the market for sales to tour operators, we will also seek to increase sales of Monte Fino luxury yachts in the territories where we are the exclusive distributor, particularly in the 40- to 70-foot range, which are generally purchased by individual private yacht owners.

As our Company grows, we will seek to expand the yacht brands we offer for sale, the territories in which we market yachts and, if appropriate based on our capabilities and what we can offer, seek to become the exclusive distributor for yacht manufacturers in Taiwan and other territories. We will also seek to enter other areas related to the marine industry where we believe we can be profitable

Results of Operations

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

As a result of the sale of our interest in Weiguan Ship and its subsidiaries, the assets and related liabilities and the results of operations of such entities are included our financial statements as discontinued operations. The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

Comparison of results of operations for the three months ended September 30, 2024, and 2023

	2024	% of sales	2023	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue-related party, net	$44,243	-%	$791,043	-%	$(746,800)	(94.41)%
Cost of revenue	128,584	290.63%	699,217	88.39%	(570,633)	(81.61)%
Gross profit	(84,341)	(190.63)%	91,826	11.61%	(176,167)	(191.85)%

General and administrative expenses	159,162	359.75%	105,234	13.30%	53,928	51.25%
Stock based compensation	332,592	751.74%	-	-%	332,592	100%
Total operating expenses	491,754	1111.48%	105,234	13.30%	386,520	367.30%
Loss from operations	(576,095)	(1302.12)%	(13,408)	(1.69)%	(562,687)	4196.65%
Other expenses, net	(8,413)	(19.02)%	(6,652)	(0.84)%	(1,761)	26.47%
Loss before income taxes	(584,508)	(1321.13)%	(20,060)	(2.54)%	(564,448)	2813.80%
Income tax expense	-	-%	-	-%	-	-%
Net loss from continuing operations	(584,508)	(1321.13)%	(20,060)	(2.54)%	(564,448)	2813.80%
Net income from discontinued operations	-	-%	1,859,207	235.03%	(1,859,207)	(100)%
Net income (loss) attributable to Vivic Corp.	(584,508)	(1321.13)%	1,839,147	232.50%	(2,423,655)	(131.78)%

Revenue

Revenue was $44,243 for the three months ended September 30, 2024. Revenue from continuing operations was $791,043 for the three months ended September 30, 2023. The revenue for the three months ended September 30, 2024 was mainly from the sale of yacht models to one of the Company’s directors.

Cost of revenue

Cost of revenue from continuing operations was $128,584 for the three months ended September 30, 2024. Cost of revenue from continuing operations was $699,217 for the three months ended September 30, 2023. The cost of revenues in three months ended September 30, 2024 was mainly due to costs associated with yacht model sales. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts.

Gross profit (loss)

Gross profit for the three months ended September 30, 2024, was a loss of $84,341 as we had no sales other than yacht models. Gross profit from continuing operations was $91,826 for the three months ended September 30, 2023. The gross loss in the three months ended September 30, 2024, was all the result of our decision to sell yacht models below cost for marketing purposes, while gross profit in the three months ended September 30, 2023, was the result of yacht sales.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were $nil for three months ended September 30, 2024, compared to $nil for the three months ended September 30, 2023.

General and administrative expenses consisted mainly of employee salaries and welfare, and expenses for business meeting, utilities, accounting, consulting, and legal services. General and administrative expenses were $159,162 for the three months ended September 30, 2024, compared to $105,234 for the three months ended September 30, 2023, an increase of $53,928 or 51.25%. The increase of G&A expenses mainly reflected increased payroll expense of approximately $15,200, increased professional fees of approximately $36,500, and increased OTC listing fees of approximately $3,900.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the three months ended September 30, 2024, the Company recorded $322,000 of stock compensation expense.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai who will serve as the Company’s Chief Technology Officer (“CTO”). The Company will issue Mr. Lai 50,000 shares of the Company’s common stock for the first year of his employment. The shares are to be paid in full within four months from September 1, 2024. If Mr. Lai’s employment continues beyond September 1, 2025, the Company will grant Mr. Lai 20,000 shares of the Company’s common stock each year. During the three months ended September 30, 2024, the Company recorded $8,542 stock compensation expense for Mr. Lai’s services.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm. The Company will pay the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month, to be paid quarterly. During the three months ended September 30, 2024, the Company recorded $2,050 stock compensation expense in respect of this arrangement.

Other income (expenses), net

Net other expenses were $8,413 for the three months ended September 30, 2024, and $6,652 for the three months ended September 30, 2023. For the three months ended September 30, 2024, net other expenses mainly consisted of interest expense of $7,958, and other expenses of $455. For the period ended September 30, 2023, net other expenses mainly consisted of interest expense of $6,271 and miscellaneous expenses of $381.

Net (income) loss from continuing operations

We had a net loss from continuing operations of $584,508 for the three months ended September 30, 2024, compared to a net loss of $20,060 for the three months ended September 30, 2023, an increase in our loss of $564,448. The increase in our net loss from continuing operations was mainly due to the decrease in our revenue and increased G&A expenses as described above.

LIQUIDITY AND GOING CONCERN

We had $213,259 of cash and cash equivalents and working capital of $4,039,077 as of September 30, 2024, and generated a net loss of $584,508 during the three months ended September 30, 2024. Of the assets included in working capital, approximately $2,500,000 was amounts due from related parties The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2024 and 2023.

	2024	2023
Net cash used in operating activities	$(129,776)	$(381,561)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	$31,395	$(330,692)

Net cash used in operating activities

Net cash used in operating activities was $129, 776 for the three months ended September 30, 2024, compared to net cash used in operating activities of $381,561 for the three months ended September 30, 2023. The decrease in the use of cash outflow in operating activities was principally attributable to an increase in collection of accounts receivable from related parties by $1,226,980, 2) payments made on notes receivable by $160,504, and 3) a decrease in deferred revenue by $723,667, which was partly offset by 4) decreased cash inflow from inventory by $682,982, 5) increased payment on accounts payable – related party by $903,728, and increased net loss by $231,869 (which was the net loss after adjustments to reconcile net loss to net cash used in operating activities by $2,191,786).

Net cash used in investing activities

There was no cash provided by or used in investing activities for the three months ended September 30, 2024 and 2023.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $31,395 for the three months ended September 30, 2024, compared to net cash used in financing activities of $330,692 for the three months ended September 30, 2023. Net cash provided by financing activities for the three months ended September 30, 2024, consisted of proceeds from related party advances of $77,426, which was partly offset by payments to related parties of $46,031. Net cash used in financing activities for the three months ended September 30, 2023, consisted of payments to related parties of $739,861, which was partly offset by proceeds from related party advances of $409,169.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $213,259 of cash and cash equivalents and working capital of approximately $4.0 million as of September 30, 2024, which included amounts due from related parties of $2.5 million. The Company generated a net loss of $0.6 million during the three months ended September 30, 2024, and the Company had an accumulated deficit of approximately $2.9 million as of September 30, 2024, and generated negative cash flow from operating activities during the period of $129,776. The Company does not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

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

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash generated from operations, loans from and further issuances of securities to, our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions which affect the reported the amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Accounting policies are critical and necessary to account for the material estimates and assumptions on our unaudited condensed consolidated financial statements. For further information on all of our significant accounting policies, see the “Notes to unaudited condensed Consolidated Financial Statements” of this Report.

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

● Credit losses

On January1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s unaudited condensed consolidated financial statements as of January 1, 2023.

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

Expected credit losses are recorded as allowance for credit losses on the unaudited condensed consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at September 30, 2024 was carried out under the supervision and with the participation of our Chief Executive Officer who also is our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended June 30, 2024 (the “2024 Form 10-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2024 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2024, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 17, 2021).

3.2	Certificate of Amendment to Articles of Incorporation filed April 8, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).

3.3	Certificate of Designation filed April 9, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).

3.4	Certificate of Amendment to Articles of Incorporation filed November 18, 2019. (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)

3.5	Certificate of Amendment to Articles of Incorporation filed January 16, 2020. (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)

3.6	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed December 9, 2020. (incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)

3.7	Bylaws of the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed July 5, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVIC, CORP.

Dated: November 14, 2024	By:	/s/ Shang-Chai Kung
Shang-Chai Kung
President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

