Form 10-Q
period 2024-12-31
VIVIC CORP.
filed 2025-02-14
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of February 12, 2025, there were 27,410,921 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

December 31, 2024

INDEX

		Page

Special Note Regarding Forward Looking Statements		3

Part I – Financial Information		4

Item 1.	Unaudited Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and June 30, 2024	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2024 and 2023	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended December 31, 2024 and 2023	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2024 and 2023	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	30

Part II – Other Information		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

	Signatures	33

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

PART I - FINANCIAL INFORMATION

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,616	$310,859
Accounts receivable - related party	-	1,242,388
Note receivable	-	159,708
Deposit and prepayments	317,736	250,794
Deposit and prepayments - related party	1,507,333	250,462
Other receivables	92,580	92,974
Inventory	3,782	3,821
Due from related parties	2,497,567	2,552,368
Total current assets	4,472,614	4,863,374

Non-current assets
Property and equipment, net	488	715
Intangible assets, net	780	1,970
Total non-current assets	1,268	2,685

TOTAL ASSETS	$4,473,882	$4,866,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,538	$142,272
Accounts payable - related party	-	903,728
Accrued liabilities and other payables	277,712	220,175
Deferred revenue	29,735	58,930
Tax payable	148,220	149,773
Due to related parties	363,568	186,631
Short-term loan	472,705	-
Total current liabilities	1,293,478	1,661,509

Non-Current liabilities
SBA loan payable	87,500	87,500
Long-term loan	-	523,883
Total non-current liabilities	87,500	611,383

TOTAL LIABILITIES	1,380,978	2,272,892

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of December 31, 2024 and June 30, 2024	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 27,410,921 shares issued and outstanding as of December 31, 2024; and 26,657,921shares issued and outstanding as of June 30, 2024	27,411	26,658
Additional paid-in capital	6,889,611	4,847,664
Accumulated other comprehensive income	21,092	16,862
Accumulated deficit	(3,846,042)	(2,298,849)
Total stockholders’ equity	3,092,904	2,593,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,473,882	$4,866,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Revenue	$-	$809,899	$-	$1,600,942
Revenue- related party	-	-	44,243	-
Total revenue	-	809,899	44,243	1,600,942

Cost of sales	-	689,511	128,584	1,388,728

Gross profit (loss)	-	120,388	(84,341)	212,214

Operating expenses
Share-based compensation	514,775	-	847,367	-
General and administrative expenses	329,402	137,654	488,564	242,888
Total operating expenses	844,177	137,654	1,335,931	242,888

Loss from operations	(844,177)	(17,266)	(1,420,272)	(30,674)

Other income (expenses)
Interest expense, net	(7,316)	(5,074)	(15,274)	(11,345)
Other expenses, net	(110,454)	(9,146)	(110,909)	(9,527)
Total other expenses, net	(117,770)	(14,220)	(126,183)	(20,872)

Loss before income taxes	(961,947)	(31,486)	(1,546,455)	(51,546)

Income tax provision	738	1,531	738	1,531

Net loss from continuing operations	(962,685)	(33,017)	(1,547,193)	(53,077)

Net income from discontinued operations	-	-	-	1,859,207

Net income (loss) for the period	$(962,685)	$(33,017)	$(1,547,193)	$1,806,130

Other comprehensive item
Foreign currency translation gain (loss)	1,871	(16,304)	4,230	(19,301)

COMPREHENSIVE INCOME (LOSS)	$(960,814)	$(49,321)	$(1,542,963)	$1,786,829

Weighted average common stock outstanding
Basic	27,406,313	26,657,921	27,035,921	26,657,921
Diluted	27,406,313	26,657,921	27,035,921	34,977,921

Net income (loss) from per share of common stock – Basic	$(0.04)	$(0.00)	$(0.06)	$0.07
Net income (loss) from per share of common stock – Diluted	$(0.04)	$(0.00)	$(0.06)	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

	Preferred stock		Common stock			Accumulated
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	other comprehensive income	Accumulated loss	Total shareholders’ equity
Balance as of June 30, 2024	832,000	$832	26,657,921	$26,658	$4,847,664	$16,862	$(2,298,849)	$2,593,167

Foreign currency translation adjustment	-	-	-	-	-	2,359	-	2,359
Share-based compensation	-	-	700,000	700	1,941,892	-	-	1,942,592
Net loss for the period	-	-	-	-	-	-	(584,508)	(584,508)

Balance as of September 30, 2024	832,000	832	27,357,921	27,358	6,789,556	19,221	(2,883,357)	3,953,610

Foreign currency translation adjustment	-	-	-	-	-	1,871	-	1,871
Share-based compensation	-	-	53,000	53	100,055	-	-	100,108
Net loss for the period	-	-	-	-		-	(962,685)	(962,685)

Balance as of December 31, 2024	832,000	$832	27,410,921	$27,411	$6,889,611	$21,092	$(3,846,042)	$3,092,904

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

	Preferred stock		Common stock			Accumulated
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	other comprehensive income	Accumulated loss	Total shareholders’ equity
Balance as of June 30, 2023	832,000	$832	26,657,921	$26,658	$4,847,664	10,332	$(5,149,363)	$(263,877)

Foreign currency translation adjustment	-	-	-	-	-	(2,997)	-	(2,997)
Net income for the period	-	-	-	-	-	-	1,839,147	1,839,147

Balance as of September 30, 2024	832,000	832	26,657,921	26,658	4,847,664	7,335	(3,310,216)	1,572,273

Foreign currency translation adjustment	-	-	-	-	-	(16,304)	-	(16,304)
Net loss for the period	-	-	-	-	-	-	(33,017)	(33,017)

Balance as of December 31, 2023	832,000	$832	26,657,921	$26,658	$4,847,664	(8,969)	$(3,343,233)	$1,522,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,547,193)	$1,806,130
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expenses	1,409	1,434
Stock compensation expenses	847,367	-
Gain on disposal of subsidiaries	-	(1,859,207)
Changes in operating assets and liabilities:
Accounts receivable	15,474	(173,347)
Accounts receivable - related party	1,226,980	-
Note receivable	160,391	-
Deposit and prepayments	181,052	65,821
Other receivables	(463)	(1,956)
Inventory	-	807,653
Accounts payable	(141,320)	(32,687)
Accounts payable - related party	(1,215,728)	-
Accrued liabilities and other payables	57,751	(7,318)
Deferred revenue	(29,007)	(845,503)
Tax payables	-	3,490
Net cash used in operating activities	(443,287)	(235,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	512,630	1,120
Repayment to related parties	(279,944)	(572,383)
Repayment of third party loan	(139,268)	-
Proceed from third party loan	92,845	-
Net cash provided by (used in) financing activities	186,263	(571,263)

Effect of exchange rate change on cash and cash equivalents	(219)	(19,907)

NET DECREASE IN CASH & CASH EQUIVALENTS	(257,243)	(826,660)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	310,859	899,567

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$53,616	$72,907

Supplemental Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$15,369	$14,279

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

On July 12, 2023, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (“Mr. Kung”, son of Shang-Chiai Kung, the Company’s principal shareholder, President and Chairman), pursuant to which, Mr. Kung acquired all of the shares of the Company’s wholly owned subsidiary Guangdong Weiguan Ship Tech Co., Ltd (“Weiguan Ship”). In consideration for its interest in Weiguan Ship, the Company received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes.

Description of subsidiaries as of December 31, 2024 is as follows:

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2024 and June 30, 2024, the Company had no allowance for doubtful accounts.

● Advances to Suppliers

The Company makes advances to certain vendors to purchase finished goods and service. The advances are interest-free and unsecured. As of December 31, 2024 and June 30, 2024, the Company had advanced to suppliers of $317,736 and $250,794, respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three and six months ended December 31, 2024 and 2023, there were no intangible asset impairments to be recorded.

● Deferred revenue

Deferred revenue represents advance payments made by a customer for goods and services the Company will provide in the future. Due to its short-term nature, deferred revenue is usually satisfied within 12 months.

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

● Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statements of operations.

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries operating or which operated in the PRC, Taiwan and Hong Kong, maintain their books and records in their local currency, Renminbi (“RMB”), New Taiwan Dollar (“TWD”) and Hong Kong dollars (“HK$”), each of which is a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in stockholder’s equity (deficit).

Translation of amounts from TWD and HK$ into US$ has been made at the following exchange rates as of December 31, 2024 and June 30, 2024, and for the six months ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023	June 30, 2024
Period/year-end HK$:US$ exchange rate	7.7677	7.8109	7.8083
Period/annual average HK$:US$ exchange rate	7.7870	7.8189	7.8190
Period/year-end TWD:US$ exchange rate	32.7900	30.6200	32.4500
Period/annual average TWD:US$ exchange rate	32.3119	31.7557	31.8278

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

The Company had $53,616 of cash and cash equivalents and working capital of approximately $3.2 million as of December 31, 2024, which included amounts due from related parties of $2.5 million, deposit and prepayments to related parties of $1.5 million, and due to related parties of $0.4 million and the Company generated a net loss of $1.0 million and $1.5 million during the three and six months ended December 31, 2024. The Company had an accumulated deficit of approximately $3.8 million as of December 31, 2024 and negative cash flow from operating activities during the period of $0.4 million. The Company does not have sustained and stable income, and there is also significant uncertainty regarding its income for the next 12 months.

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

Management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that this report is issued. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements contained in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result if the Company is unable to continue as a going concern. To date the Company has financed its operations primarily through equity investments and loans made by related parties and their affiliates in addition to loans from commercial banks and third parties. The Company may also seek funding through public or private financings, collaborative arrangements, and other possible means of financing.

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

NOTE– 4 INVENTORY

Inventory consisted of the following:

	December 31, 2024	June 30, 2024
Finished goods, mainly parts	$3,782	$3,821
Total inventory	3,782	3,821
Less: inventory impairment	-
Inventory, net	$3,782	$3,821

NOTE– 5 DEPOSIT AND PREPAYMENTS

Deposit and prepayments consisted of the following:

	December 31, 2024	June 30, 2024

Prepayments to vendors	$306,671	$233,681
Prepaid service fee	11,065	17,113
Total deposit and prepayments	$317,736	$250,794

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE– 6 NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and will be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date or transfer the bank acceptance to its vendors in lieu of payment for its obligations. As of December 31, 2024 and June 30, 2024, the Company had notes receivable of $nil and $159,708, respectively. The Company cashed the notes in full in July 2024.

NOTE– 7 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2024	June 30, 2024

Office equipment	$2,501	$2,527
Subtotal	2,501	2,527
Less: accumulated depreciation	(2,013)	(1,812)
Property, plant and equipment, net	$488	$715

Depreciation expenses from continuing operation for the three months ended December 31, 2024, and 2023 were $112 and $113, respectively.

Depreciation expenses from continuing operation for the six months ended December 31, 2024, and 2023 were $223 and $227, respectively.

NOTE– 8 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2024	June 30, 2024

Software	$7,014	$7,088
Total intangible assets	7,014	7,088
Less: accumulated amortization	(6,234)	(5,118)

Intangible assets, net	$780	$1,970

Amortization expense for the three months ended December 31, 2024 and 2023 were $592 and $602, respectively.

Amortization expense for the six months ended December 31, 2024 and 2023 were $1,186 and $1,207, respectively.

NOTE– 9 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	December 31, 2024	June 30, 2024

Accrued penalty	$-	$9,400
Accrued salaries	7,956	7,147
Accrued consulting fee	180,000	150,000
Accrued legal fee	69,633	-
Other payables	20,123	53,628
Total accrued liabilities and other payable	$277,712	$220,175

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

The Company recorded the $60,000 fine in September 2021. During the three months ended December 31, 2024 and 2023, the Company made a payment of nil and $12,150 to an escrow account, which fund was subsequently released to the SEC. During the six months ended December 31, 2024 and 2023, the Company made a payment of $9,400 and $27,150 to an escrow account, which fund was subsequently released to the SEC. As of December 31, 2024, the Company paid the penalty in full.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE– 10 LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($0.16 million) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three months ended December 31, 2024 and 2023, the Company recorded and paid interest expenses of $3,866 and $2,611, respectively. During the six months ended December 31, 2024 and 2023, the Company recorded and paid interest expenses of $7,737 and $6,555, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s Chairman (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($0.38 million) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. On November 1, 2024, the Company repaid TWD 4.5 million ($0.14 million) to the bank, and the bank issued a new note for the remaining balance of TWD 7.5 million ($0.23 million) with same interest rate for the term from November 14, 2024 to May 14, 2025. On December 6, 2024, Vivic Taiwan entered into a new loan agreement with Taiwan Hua Nan Bank for loan amount of TWD 3,000,000 ($92,845). The loan is due on April 2, 2025, with an annual interest rate of approximately 3%, to be paid monthly. During the three months ended December 31, 2024 and 2023, the Company recorded and paid interest expense of $2,253 and $2,709, respectively. During the six months ended December 31, 2024 and 2023, the Company recorded and paid interest expense of $4,728 and $5,096, respectively. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Hwang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp). As of December 31, 2024, the outstanding balance of this loan was $320,220.

NOTE– 11 SBA LOAN PAYABLE

As of September 30, 2024, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward interest since the interest started to accrue from the original disbursement date. For the three months ended December 31, 2024 and 2023, the Company made payments of interest of $1,281 and $1,281 on the EIDL loan, respectively. For the six months ended December 31, 2024 and 2023, the Company made payments of interest of $2,899 and $2,562 on the EIDL loan, respectively.

As of December 31, 2024, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending December 31,	Amount
2025	$5,124
2026	5,124
2027	5,124
2028	5,124
2029	5,124
Thereafter	61,880
Total	$87,500

NOTE– 12 STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of December 31, 2024 and June 30, 2024, the Company had 832,000 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share, each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock, and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with fair value of $1,932,000 to its chairman and the five new directors in consideration of their agreements to serve for the one-year beginning from August 1, 2024. The Company recorded $1,127,000 prepayment to related parties as reflected on the balance sheets. During the three months ended December 31, 2024, the Company expensed $483,000 from the prepayment as stock compensation expense (see Note 14). During the six months ended December 31, 2024, the Company expensed $805,000 from the prepayment as stock compensation expense (see Note 14).

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended December 31, 2024, the Company recorded $25,625 stock compensation expense for shares issued to Mr. Lai. During the six months ended December 31, 2024, the Company recorded $34,167 stock compensation expense for shares issued to Mr. Lai.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm, approved by the Board on October 8, 2024. The Company will pay the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month to be paid quarterly. During the three months ended December 31, 2024, the Company issued 3,000 shares of the Company’s common stock and recorded $6,150 stock compensation expense in respect of this agreement. During the six months ended December 31, 2024, the Company issued 3,000 shares of the Company’s common stock and recorded $8,200 stock compensation expense in respect of this agreement.

As of December 31, 2024 and June 30, 2024, the Company had 27,410,921 and 26,657,921 shares of its common stock issued and outstanding, respectively.

NOTE– 13 NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three months ended December 31, 2024 and 2023:

	Three Months ended December 31,
	2024	2023
Net loss for basic and diluted attributable to Vivic Corp - continuing operations	$(962,685)	$(33,017)
Net income for basic and diluted attributable to Vivic Corp – discontinued operations	-	-
Weighted average common stock outstanding – Basic	27,406,313	26,657,921
Dilutive impact of preferred stock	-	-
Weighted average common stock outstanding – Diluted	27,406,313 *	26,657,921 *
Net loss per share of common stock – basic, continuing operations	(0.04)	(0.00)
Net loss per share of common stock – diluted, continuing operations	(0.04)	(0.00)
Net income (loss) per share of common stock – basic, discontinued operations	-	-
Net income (loss) per share of common stock –diluted, discontinued operations	$-	$-

	Six Months ended December 31,
	2024	2023
Net loss for basic and diluted attributable to Vivic Corp - continuing operations	$(1,547,193)	$(53,077)
Net income for basic and diluted attributable to Vivic Corp – discontinued operations	-	1,859,207
Weighted average common stock outstanding – Basic	27,035,921	26,657,921
Dilutive impact of preferred stock	-	8,320,000
Weighted average common stock outstanding – Diluted	27,035,921 *	34,977,921 *
Net loss per share of common stock – basic, continuing operations	(0.06)	(0.00)
Net loss per share of common stock – diluted, continuing operations	(0.06)	(0.00)
Net income (loss) per share of common stock – basic, discontinued operations	-	0.07
Net income (loss) per share of common stock –diluted, discontinued operations	$-	$0.05

*	net loss per share was the same for the basic and diluted weighted average shares outstanding for the three months ended December 31, 2024 and 2023 due to anti-dilution feature resulting from the net loss from both continuing operations and discontinued operations.

NOTE– 14 RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Kung Hwang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Shang-Chiai Kung	Chairman of Vivic Corp.
Kun-Teng Liao*	Former Secretary and Board Member
Tse-Ling Wang	Director and Secretary of the Company
Guangdong Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity

*	On October 9, 2024, Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member. Mr. Kun-Teng Liao began to function in the capacity of the Company’s Chief Operating Officer and was officially appointed as the Company’s Chief Operating Officer effective January 25, 2025.

b. Deposit and prepayment - related party

As of December 31, 2024 and June 30, 2024, the Company had deposits and prepayments to Weiguan of $312,000 and $250,462.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock for the six months ended December 31, 2024 with a fair value of 1,932,000 as prepaid stock compensation expense. During the three months ended December 31, 2024, the Company expensed $483,000 from prepaid expense as stock compensation expense. During the six months ended December 31, 2024, the Company expensed 805,000 from prepaid expense as stock compensation expense. As of December 31, 2024, the Company had prepaid Chairman and Directors’ compensation of $1,127,000.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended December 31, 2024, the Company recorded $25,625 stock compensation expense for shares issued to Mr. Lai. During the six months ended December 31, 2024, the Company recorded $34,167 stock compensation expense for shares issued to Mr. Lai. As of December 31, 2024, the Company had prepaid Chairman and Directors’ compensation of $68,333.

c. Due from related parties

Due from related parties consisted of the following:

Name	December 31, 2024	June 30, 2024
Guangdong Weiguan Ship 1)	$2,497,567	$2,365,420
Yun-Kuang Kung 2)	-	186,948
Total	$2,497,567	$2,552,368

As of December 31, 2024, the due from related parties consisted of the following:

1)	The Company had a receivable from Weiguan Ship for $2,497,567 as of December 31, 2024. Because Weiguan Ship was owned by the Company as of June 30, 2023, any amount due was eliminated at consolidation.

2)

On June 16, 2023, the Company loaned $0.31 million to Yun-Kuang Kung. The amount is non-interest bearing and is payable on May 31, 2026. As collateral security for the amount due, Yun-Kuang Kung has agreed to grant the Company a lien on a yacht with a book value of approximately $400,000. During the six months ended December 31, 2024, Yun-Kuang Kung repaid the amount due to the Company in full.

d. Due to related parties

Due to related parties consisted of the following:

Name	December 31, 2024	June 30, 2024

Kung Hwang Liu Shiang	$48,576	$2,815
Yun-Kuang Kung	148,891	-
Shang-Chiai Kung	166,101	183,816
Total	$363,568	$186,631

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

NOTE– 15 COMMITMENTS AND CONTINGENCIES

As of December 31, 2024 and June 30, 2024, the Company has no material commitments and contingencies.

NOTE– 16 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company had the major subsequent events that need to be disclosed as following:

On January 7, 2025, the Board of Directors appointed Mr. Tse-Ling Wang to serve as the Chief Executive Officer of the Company and Mr. Andy F Wong to serve as the Chief Financial Officer of the Company. The Company entered into an employment agreement with Mr. Wang which provides for an initial term expiring December 31, 2025, after which the agreement continues on an “at will” basis. In consideration of his services, Mr. Wang is to be issued 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares.

The Company also entered into an employment agreement with Mr. Wong which provides for an initial term expiring December 31, 2025, after which the agreement continues on an “at will” basis. In consideration of his services Mr. Wong is to be issued 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares.

On January 25, 2025, the Board appointed Mr. Kun-Teng Liao as Chief Operating Officer of the Company. Mr. Kun-Teng Liao is party to an Employment Agreement with the Company which commenced October 1, 2024. The agreement may be terminated by the Company at any time, with or without cause. Mr. Liao will be issued 50,000 shares in the first year as remuneration and is to receive 20,000 shares in respect of each year served thereafter.

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

In addition to our own yachts, we are the exclusive distributor of Monte Fino yachts in the People’s Republic of China, the Philippines and the Middle East pursuant to our agreement with Kha Shing Enterprise Co., Ltd. (Taiwan) (“Kha Shing”). While seeking to develop the market for sales to tour operators, we will also seek to increase sales of Monte Fino luxury yachts in the territories where we are the exclusive distributor, particularly in the 70 to 150 foot range, which are generally purchased by individual private yacht owners.

As our Company grows, we will seek to expand the yacht brands we offer for sale, the territories in which we market yachts and, if appropriate based on our capabilities and what we can offer, seek to become the exclusive distributor for yacht manufacturers in Taiwan and other territories. We will also seek to enter other areas related to the marine industry where we believe we can be profitable. As part of our efforts, we recently entered into an Electric Catamaran Yacht Co-Development Agreement with Acel Power Inc. to collaborate on the development of an electric yacht.

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

Comparison of results of operations for the three months ended December 31, 2024, and 2023

	2024	% of sales	2023	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$809,899	100%	$(809,899)	(100)%
Revenue-related party, net	-	-	-	-
Cost of revenue	-	-%	689,511	85.14%	(689,511)	(100)%
Gross profit	-	-%	120,388	14.86%	(120,388)	(100)%

General and administrative expenses	329,402	-%	137,654	17.00%	191,748	139.30%
Stock based compensation	514,775	-%	-	-%	514,775	100%
Total operating expenses	844,177	-%	137,654	17.00%	706,523	513.26%
Loss from operations	(844,177)	-%	(17,266)	(2.13)%	(826,911)	4789.24%
Other expenses, net	(117,707)	-%	(14,220)	(1.76)%	(103,550)	728.20%
Loss before income taxes	(961,947)	-%	(31,486)	(3.89)%	(930,461)	2955.16%
Income tax expense	738	-%	1,531	0.19%	(793)	(51.80)%
Net loss	(962,685)	-%	(33,017)	(4.08)%	(929,668)	2815.73%

Revenue

There was no revenue for the three months ended December 31, 2024. Revenue from continuing operations was $809,899 for the three months ended December 31, 2023. The revenue for the three months ended December 31, 2023 was mainly due to the inception of sales of yacht at our Taiwan branch in 2023.

Cost of revenue

Cost of revenue from continuing operations was $nil for the three months ended December 31, 2024. Cost of revenue from continuing operations was $689,511 for the three months ended December 31, 2023. The cost of revenues for the three months ended December 31, 2023 was mainly due to the costs of yacht sales at our Taiwan branch.

Gross profit (loss)

Gross profit (loss) for the three months ended December 31, 2024, was $nil as we had no sales. Gross profit from continuing operations was $120,388 for the three months ended December 31, 2023, which was all from yachts sales.

Operating expenses

General and administrative expenses consisted mainly of employee salaries and welfare, and expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $329,402 for the three months ended December 31, 2024, compared to $137,654 for the three months ended December 31, 2023, an increase of $191,748 or 139.30%. The increase of G&A expenses mainly reflected increased professional fees of approximately $153,600, and increased subcontract labor fees of approximately $9,300.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the three months ended December 31, 2024, the Company recorded $483,000 of stock compensation expense.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai who will serve as the Company’s Chief Technology Officer (“CTO”). The Company will issue Mr. Lai 50,000 shares of the Company’s common stock for the first year of his employment. The shares are to be paid in full within four months from September 1, 2024. If Mr. Lai’s employment continues beyond September 1, 2025, the Company will grant Mr. Lai 20,000 shares of the Company’s common stock each year. During the three months ended December 31, 2024, the Company recorded $25,625 stock compensation expense for Mr. Lai’s services.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm. The Company will pay the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month, to be paid quarterly. During the three months ended December 31, 2024, the Company recorded $6,150 stock compensation expense in respect of this arrangement.

Other income (expenses), net

Net other expenses were $117,770 for the three months ended December 31, 2024, and $14,220 for the three months ended December 31, 2023. For the three months ended December 31, 2024, net other expenses mainly consisted of interest expense of $7,316, and other expenses of $110,454. For the three months ended December 31, 2023, net other expenses mainly consisted of interest expense of $5,074 and other expenses of $9,146.

Net (income) loss from continuing operations

We had a net loss from continuing operations of $962,685 for the three months ended December 31, 2024, compared to a net loss of $33,017 for the three months ended December 31, 2023, an increase in our loss of $929,668. The increase in our net loss from continuing operations was mainly due to the decrease in our revenue and increased G&A expenses as described above.

Comparison of results of operations for the six months ended December 31, 2024, and 2023

	2024	% of sales	2023	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$1,600,942	100.00%	$(1,600,942)	(100.00)%
Revenue-related party, net	44,243	100.00%	-	-	44,243	100.00%
Cost of revenue	128,584	290.63%	1,388,728	86.74%	(1,260,144)	(90.74)%
Gross profit	(84,341)	(190.63)%	212,214	13.26%	(296,555)	(139.74)%

General and administrative expenses	488,564	1104.28%	242,888	15.17%	245,676	101.15%
Stock based compensation	847,367	1915.26%	-	-%	847,367	100.00%
Total operating expenses	1,335,931	3091.54%	242,888	15.17%	1,093,043	450.02%
Loss from operations	(1,420,272)	(3210.16)%	(30,674)	(1.92)%	(1,389,598)	4530.21%
Other expenses, net	(126,183)	(-285.20)%	(20,872)	(1.30)%	(105,311)	504.56%
Loss before income taxes	(1,546,455)	(3495.37)%	(51,546)	(3.22)%	(1,494,909)	2900.15%
Income tax expense	738	1.67%	1,531	0.10%	(793)	(51.80)%
Net loss from continuing operations	(1,547,193)	(3497.03)%	(53,077)	(3.32)%	(1,494,116)	2815.00%
Net income from discontinued operations	-	-%	1,859,207	116.13%	(1,859,207)	(100)%
Net income (loss) attributable to Vivic Corp.	(1,547,193)	(3497.03)%	1,806,130	112.82%	(3,353,323)	(185.66)%

Revenue

Revenue was $44,243 for the six months ended December 31, 2024. Revenue from continuing operations was $1,600,942 for the six months ended December 31, 2023. The revenue for the six months ended December 31, 2024 was mainly from the sale of yacht models. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts. The revenue for the six months ended December 31, 2023 was mainly due to the inception of sales of yachts at our Taiwan branch.

Cost of revenue

Cost of revenue from continuing operations was $128,584 for the six months ended December 31, 2024. Cost of revenue from continuing operations was $1,388,728 for the six months ended December 31, 2023. The cost of revenues in the six months ended December 31, 2024 was mainly due to costs associated with yacht model sales. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts. The cost of revenues for the six months ended December 31, 2023 was mainly due to the costs of yacht sales at our Taiwan branch.

Gross profit (loss)

Gross profit (loss) for the six months ended December 31, 2024, was a loss of $84,341 as we had no sales other than yacht model sale. Gross profit from continuing operations was $212,214 for the six months ended December 31, 2023. The gross loss in the six months ended December 31, 2024, was the result of our decision to sell yacht models below cost for marketing purposes, while gross profit in the six months ended December 31, 2023, was the result of yacht sales.

Operating expenses

General and administrative expenses consisted mainly of employee salaries and welfare, and expenses for business meeting, utilities, accounting, consulting, and legal services. General and administrative expenses were $488,564 for the six months ended December 31, 2024, compared to $242,888 for the six months ended December 31, 2023, an increase of $245,676 or 101.15%. The increase of G&A expenses mainly reflected increased payroll expenses of approximately $31,147 and increased professional fees of approximately $197,462.

In addition, during the six months ended December 31, 2024, the Company recorded $805,000 stock compensation expense in respect of the 700,000 shares issued to Mr. Shang Chiai Kung and newly appointed directors as described above.

During the six months ended December 31, 2024, the Company recorded $34,167 stock compensation expense for the services of Mr. Hong Hsin Lai’s as described above.

During the six months ended December 31, 2024, the Company recorded $8,200 stock compensation expense in respect of the engagement agreement with an IR firm described above.

Other income (expenses), net

Net other expenses were $126,183 for the six months ended December 31, 2024, and $20,872 for the six months ended December 31, 2023. For the six months ended December 31, 2024, net other expenses mainly consisted of interest expense of $15,274, and other expenses of $110,909. For the period ended December 31, 2023, net other expenses mainly consisted of interest expense of $11,345 and other expenses of $9,527.

Net (income) loss from continuing operations

We had a net loss from continuing operations of $1,547,193 for the six months ended December 31, 2024, compared to a net loss of $53,077 for the six months ended December 31, 2023, an increase in our loss of $1,494,116. The increase in our net loss from continuing operations was mainly due to the decrease in our revenue and increased G&A expenses and stock compensation expenses as described above.

LIQUIDITY AND GOING CONCERN

We had $53,616 cash and cash equivalents, and working capital of $3,179,136 as of December 31, 2024, and generated a net loss of $1,547,193 during the six months ended December 31, 2024. Of the assets included in working capital, approximately $2.5 million was amounts due from related parties, and prepayment to related parties of $1.5 million. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2024 and 2023.

	2024	2023
Net cash used in operating activities	$(443,287)	$(235,490)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	$186,263	$(571,263)

Net cash used in operating activities

Net cash used in operating activities was $443,287 for the six months ended December 31, 2024, compared to net cash used in operating activities of $235,490 for the six months ended December 31, 2023. The increase in the use of cash in operating activities was principally attributable to 1) the increase in our loss (after adjustments to reconcile net income (loss) to net cash used in operating activities) by $646,774, 2) decreased cash inflow from inventory of $807,653, 3) increased cash outflow from accounts payable and accounts payable to related party by $1,324,361, which was partly offset by 1) increased cash inflow from accounts receivable and accounts receivable from related party by $1,415,801, 2) increased cash inflow from note receivable by $160,391, 3) increased cash inflow from deposits and prepayments by $115,231, and 4) increased cash inflow from deferred revenue by $816,496.

Net cash used in investing activities

There was no cash provided by or used in investing activities for the six months ended December 31, 2024 and 2023.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $186,263 for the six months ended December 31, 2024, compared to net cash used in financing activities of $571,263 for the six months ended December 31, 2023. Net cash provided by financing activities for the six months ended December 31, 2024, consisted of proceeds from related party advances of $512,630 and proceeds from a loan from a third party of $92,845, which was partly offset by repayments to related parties of $279,944 and repayment of loans of $139,268. Net cash used in financing activities for the six months ended December 31, 2023, consisted of repayments to related parties of $572,383, which was partly offset by receipts from related parties of $1,120.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had $53,616 of cash and cash equivalents and working capital of approximately $3.2 million as of December 31, 2024, which included amounts due from related parties of $2.5 million, deposit and prepayments to related parties of $1.5 million and due to related parties of $0.4 million. We generated a net loss of $1.0 million during the six months ended December 31, 2024, and we had an accumulated deficit of approximately $3.8 million as of December 31, 2024, and generated negative cash flow from operating activities during the period of $0.4 million. We do not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

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

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash generated from operations, loans from and further issuances of securities to our principal shareholders. Our working capital requirements are expected to increase in line with the growth of our business.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2024 and June 30, 2024, the Company had no allowance for doubtful accounts.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at December 31, 2024 was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2024, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 17, 2021).

3.2	Certificate of Amendment to Articles of Incorporation filed April 8, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).

3.3	Certificate of Designation filed April 9, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).

3.4	Certificate of Amendment to Articles of Incorporation filed November 18, 2019. (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)

3.5	Certificate of Amendment to Articles of Incorporation filed January 16, 2020. (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)

3.6	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed December 9, 2020. (incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)

3.7	Bylaws of the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed July 5, 2017).

10.1	Electric Catamaran Yacht Co-Development Agreement dated January 29, 2025, between the Company and Acel Power Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVIC, CORP.

Dated: February 14, 2025	By:	/s/ Tse-Ling Wang
Tse-Ling Wang
Chief Executive Officer
(Principal Executive Officer)

