Form 10-Q
period 2025-03-31
VIVIC CORP.
filed 2025-05-15
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 12, 2025, there were 27,410,921 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

For the Quarter Ended March 31, 2025

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$61,623	$310,859
Accounts receivable - related party	-	1,242,388
Note receivable	108,466	159,708
Deposit and prepayments	317,728	250,794
Deposit and prepayments - related party	1,479,296	250,462
Other receivables	91,719	92,974
Inventory	3,736	3,821
Due from related parties	2,495,837	2,552,368
Total current assets	4,558,405	4,863,374

Non-current assets
Property and equipment, net	374	715
Intangible assets, net	193	1,970
Total non-current assets	567	2,685

TOTAL ASSETS	$4,558,972	$4,866,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,480	$142,272
Accounts payable - related party	-	903,728
Accrued liabilities and other payables	274,284	220,175
Deferred revenue	678,591	58,930
Tax payable	146,521	149,773
Due to related parties	407,633	186,631
Short-term loan	497,138	-
Total current liabilities	2,006,647	1,661,509

Non-current liabilities
SBA loan payable	87,500	87,500
Long-term loan	-	523,883
Total non-current liabilities	87,500	611,383

TOTAL LIABILITIES	2,094,147	2,272,892

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 27,410,921 and 26,657,921 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	27,411	26,658
Additional paid-in capital	7,210,278	4,847,664
Accumulated other comprehensive income	23,153	16,862
Accumulated deficit	(4,796,849)	(2,298,849)
Total stockholders’ equity	2,464,825	2,593,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,558,972	$4,866,059

The accompanying notes are an integral part of these condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31
	2025	2024	2025	2024

Revenue	$-	$1,837,442	$-	$3,438,384
Revenue - related party	-	-	44,243	-
Total revenue	-	1,837,442	44,243	3,438,384

Cost of revenue	-	649,491	128,584	2,038,219

Gross profit (loss)	-	1,187,951	(84,341)	1,400,165

Operating expenses
Share-based compensation	829,292	-	1,676,659	-
General and administrative	115,386	404,541	603,950	647,429
Total operating expenses	944,678	404,541	2,280,609	647,429

Income (loss) from operations	(944,678)	783,410	(2,364,950)	752,736

Other expense
Interest expense, net	(6,817)	(6,008)	(22,091)	(17,353)
Other expense, net	688	-	(110,221)	(9,527)
Total other expense, net	(6,129)	(6,008)	(132,312)	(26,880)

Income (loss) before income taxes	(950,807)	777,402	(2,497,262)	725,856

Income tax provision	-	167,237	738	168,768

Net income (loss) from continuing operations	(950,807)	610,165	(2,498,000)	557,088

Net income from discontinued operations	-	-	-	1,859,207

Net income (loss)	$(950,807)	$610,165	$(2,498,000)	$2,416,295

Other comprehensive income (loss)
Foreign currency translation adjustment	2,061	1,835	6,291	(17,466)

COMPREHENSIVE INCOME (LOSS)	$(948,746)	$612,000	$(2,491,709)	$2,398,829

Weighted average common stock outstanding
Basic	27,410,921	26,657,921	27,159,096	26,657,921
Diluted	27,410,921	27,489,921	27,159,096	27,489,921

Net income (loss) from per share of common stock – Basic	$(0.03)	$0.02	$(0.09)	$0.09
Net income (loss) from per share of common stock – Diluted	$(0.03)	$0.02	$(0.09)	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated loss	stockholders’ equity
Balance as of June 30, 2024	832,000	$832	26,657,921	$26,658	$4,847,664	$16,862	$(2,298,849)	$2,593,167

Foreign currency translation adjustment	-	-	-	-	-	2,359	-	2,359
Share-based compensation	-	-	700,000	700	1,941,892	-	-	1,942,592
Net loss for the period	-	-	-	-	-	-	(584,508)	(584,508)

Balance as of September 30, 2024	832,000	832	27,357,921	27,358	6,789,556	19,221	(2,883,357)	3,953,610

Foreign currency translation adjustment	-	-	-	-	-	1,871	-	1,871
Share-based compensation	-	-	53,000	53	100,055	-	-	100,108
Net loss for the period	-	-	-	-	-	-	(962,685)	(962,685)

Balance as of December 31, 2024	832,000	$832	27,410,921	27,411	6,889,611	21,092	(3,846,042)	3,092,904

Foreign currency translation adjustment	-	-	-	-	-	2,061	-	2,061
Share-based compensation	-	-	-		320,667	-	-	320,667
Net loss for the period	-	-	-	-	-	-	(950,807)	(950,807)

Balance as of March 31, 2025	832,000	$832	27,410,921	$27,411	$7,210,278	$23,153	$(4,796,849)	$2,464,825

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional	Accumulated other		Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated loss	equity (deficit)
Balance as of June 30, 2023	832,000	$832	26,657,921	$26,658	$4,847,664	$10,332	$(5,149,363)	$(263,877)

Foreign currency translation adjustment	-	-	-	-	-	(2,997)	-	(2,997)
Net income for the period	-	-	-	-	-	-	1,839,147	1,839,147

Balance as of September 30, 2023	832,000	832	26,657,921	26,658	4,847,664	7,335	(3,310,216)	1,572,273

Foreign currency translation adjustment	-	-	-	-	-	(16,304)	-	(16,304)
Net loss for the period	-	-	-	-	-	-	(33,017)	(33,017)

Balance as of December 31, 2023	832,000	832	26,657,921	26,658	4,847,664	(8,969)	(3,343,233)	1,522,952

Foreign currency translation adjustment	-	-	-	-	-	1,835	-	1,835
Net income for the period	-	-	-	-	-	-	610,165	610,165

Balance as of March 31, 2024	832,000	$832	26,657,921	$26,658	$4,847,664	$(7,134)	$(2,733,068)	$2,134,952

The accompanying notes are an integral part of these condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,498,000)	$2,416,295
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expenses	2,101	2,158
Stock compensation expenses	1,676,659	-
Gain on disposal of subsidiaries	-	(1,859,207)
Changes in operating assets and liabilities:
Accounts receivable	15,384	(473,897)
Accounts receivable - related party	1,226,980	-
Note receivable	48,692	-
Deposit and prepayments	176,384	248,588
Deposit and prepayments - related party	(480,588)	-
Other receivables	(720)	(5,899)
Inventory	-	810,288
Accounts payable	(139,517)	(34,452)
Accounts payable - related party	(1,215,728)	-
Accrued liabilities and other payables	54,455	12,941
Deferred revenue	622,675	(1,586,463)
Tax payables	89	161,853
Net cash used in operating activities	(511,134)	(307,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	556,048	208,082
Repayment to related parties	(278,535)	(734,075)
Repayment of loan	(138,457)	-
Proceed from loans	123,073	-
Net cash provided by (used in) financing activities	262,129	(525,993)

Effect of exchange rate change on cash and cash equivalents	(231)	(18,555)

NET DECREASE IN CASH & CASH EQUIVALENTS	(249,236)	(852,343)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	310,859	899,567

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$61,623	$47,224
	-
Supplemental cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$22,142	$21,510

The accompanying notes are an integral part of these condensed consolidated financial statements

VIVIC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

Description of subsidiaries as of March 31, 2025 is as follows:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

● Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of VIVIC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2025 and June 30, 2024, the Company had no allowance for doubtful accounts.

● Prepayment to Vendors

The Company makes advances to certain vendors to purchase finished goods and service. The advances are interest-free and unsecured. As of March 31, 2025 and June 30, 2024, the Company had prepayment to vendors of $317,728 and $250,794, respectively.

● Inventory

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

● Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represent the trademark registered in the PRC and purchased software which are amortized on a straight-line basis over a useful life of 10 years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three and nine months ended March 31, 2025 and 2024, there were no intangible asset impairments to be recorded.

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

Translation of amounts from TWD and HK$ into US$ has been made at the following exchange rates as of March 31, 2025 and June 30, 2024, and for the nine months ended March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024	June 30, 2024
Period/year-end HK$:US$ exchange rate	7.7799	7.8259	7.8083
Period/annual average HK$:US$ exchange rate	7.7847	7.8194	7.8190
Period/year-end TWD:US$ exchange rate	33.1900	31.9300	32.4500
Period/annual average TWD:US$ exchange rate	32.5010	31.6524	31.8278

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

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had $61,623 of cash and cash equivalents and working capital of approximately $2.55 million as of March 31, 2025, which included amounts due from related parties of $2.50 million, deposit and prepayments to related parties of $1.48 million, and due to related parties of $0.41 million, and the Company generated a net loss of $0.95 million and $2.5 million during the three and nine months ended March 31, 2025. The Company had an accumulated deficit of approximately $4.80 million as of March 31, 2025 and negative cash flow from operating activities during the period of $0.51 million. The Company does not have sustained and stable income, and there is also significant uncertainty regarding its income for the next 12 months.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31, 2025	June 30, 2024
Finished goods, mainly parts	$3,736	$3,821
Total inventory	3,736	3,821
Less: Inventory impairment	-	-
Inventory, net	$3,736	$3,821

NOTE 5 – DEPOSIT AND PREPAYMENTS

Deposit and prepayments consisted of the following:

	March 31, 2025	June 30, 2024

Prepayments to vendors	$301,167	$233,681
Prepaid service fee	16,561	17,113
Total deposit and prepayments	$317,728	$250,794

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE 6 – NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and will be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date or transfer the bank acceptance to its vendors in lieu of payment for its obligations. As of March 31, 2025 and June 30, 2024, the Company had notes receivable of $108,466 and $159,708, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2025	June 30, 2024

Office equipment	$2,471	$2,527
Subtotal	2,471	2,527
Less: Accumulated depreciation	(2,097)	(1,812)
Property, plant and equipment, net	$374	$715

Depreciation expenses from continuing operation for the three months ended March 31, 2025, and 2024 were $109 and $114, respectively.

Depreciation expenses from continuing operation for the nine months ended March 31, 2025, and 2024 were $332 and $341, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2025	June 30, 2024

Software	$6,930	$7,088
Total intangible assets	6,930	7,088
Less: Accumulated amortization	(6,737)	(5,118)

Intangible assets, net	$193	$1,970

Amortization expense for the three months ended March 31, 2025 and 2024 were $583 and $609, respectively.

Amortization expense for the nine months ended March 31, 2025 and 2024 were $1,769 and $1,816, respectively.

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	March 31, 2025	June 30, 2024

Accrued penalty	$-	$9,400
Accrued salaries	12,008	7,147
Accrued consulting fee	195,000	150,000
Accrued legal fee	28,633	-
Other payables	38,643	53,628
Total accrued liabilities and other payable	$274,284	$220,175

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

The Company recorded the $60,000 fine in September 2023. During the three months ended March 31, 2025 and 2024, the Company made a payment of $nil and $11,850 to an escrow account, which fund was subsequently released to the SEC. During the nine months ended March 31, 2025 and 2024, the Company made a payment of $9,400 and $39,000 to an escrow account, which fund was subsequently released to the SEC. As of March 31, 2025, the Company paid the penalty in full.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE 10 – LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($0.16 million) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three months ended March 31, 2025 and 2024, the Company recorded and paid interest expenses of $3,801 and $3,975, respectively. During the nine months ended March 31, 2025 and 2024, the Company recorded and paid interest expenses of $11,538 and $10,530, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s Chairman (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year. The Company is currently working with the lender for additional extension of the loan.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($0.38 million) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. On November 1, 2024, the Company repaid TWD 4.5 million ($0.14 million) to the bank, and the bank issued a new note for the remaining balance of TWD 7.5 million ($0.23 million) with same interest rate for the term from November 14, 2024 to May 14, 2025. On December 6, 2024, Vivic Taiwan entered into a new loan agreement with Taiwan Hua Nan Bank for loan amount of TWD 3,000,000 ($92,845). The loan is due on April 2, 2025, with an annual interest rate of approximately 3%, to be paid monthly. During the three months ended March 31, 2025 and 2024, the Company recorded and paid interest expense of $1,735 and $1,975, respectively. During the nine months ended March 31, 2025 and 2024, the Company recorded and paid interest expense of $6,463 and $7,071, respectively. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Hwang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp). As of March 31, 2025, the outstanding balance of this loan was $316,360.

NOTE 11 – SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including interest of $427 monthly will begin 30 months from the loan disbursement date. Due to the fact that the loan repayment was deferred for 30 months, the payments are going 100% toward interest since the interest started to accrue from the original disbursement date. For the three months ended March 31, 2025 and 2024, the Company made payments of interest of $1,281 and $1,281 on the EIDL loan, respectively. For the nine months ended March 31, 2025 and 2024, the Company made payments of interest of $4,180 and $3,843 on the EIDL loan, respectively.

As of March 31, 2025, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending March 31,	Amount
2026	$5,124
2027	5,124
2028	5,124
2029	5,124
2030	5,124
Thereafter	61,880
Total	$87,500

NOTE 12 – STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of March 31, 2025 and June 30, 2024, the Company had 832,000 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share, each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock, and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with fair value of $1,932,000 to its chairman and the five new directors in consideration of their agreements to serve for the one-year beginning from August 1, 2024. The Company recorded $644,000 prepayment to related parties as reflected on the balance sheets. During the three months ended March 31, 2025, the Company expensed $483,000 from the prepayment as stock compensation expense (see Note 14). During the nine months ended March 31, 2025, the Company expensed $1,288,000 from the prepayment as stock compensation expense (see Note 14).

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. The Company recorded $42,708 prepayment to related parties as reflected on the balance sheets. During the three months ended March 31, 2025, the Company recorded $25,625 stock compensation expense for shares issued to Mr. Lai. During the nine months ended March 31, 2025, the Company recorded $59,792 stock compensation expense for shares issued to Mr. Lai.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm, approved by the Board on October 8, 2024. The Company will pay the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month to be paid quarterly. The Company terminated the service with this IR firm during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company did not issue any shares of the Company’s common stock and recorded $nil stock compensation expense in respect of this agreement. During the nine months ended March 31, 2025, the Company issued 3,000 shares of the Company’s common stock and recorded $8,200 stock compensation expense in respect of this agreement.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the three and nine months ended March 31, 2025, the Company recorded $90,000 stock compensation expense for shares to be issued to Mr. Wong.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the three and nine months ended March 31, 2025, the Company recorded $225,000 stock compensation expense for shares to be issued to Mr. Wang.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from January 25, 2025. If the employment agreement is renewed after one-year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three and nine months ended March 31, 2025, the Company recorded $5,667 stock compensation expense for shares to be issued to Mr. Liao.

As of March 31, 2025 and June 30, 2024, the Company had 27,410,921 and 26,657,921 shares of its common stock issued and outstanding, respectively.

NOTE 13 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months ended March 31,
	2025	2024
Net income (loss) for basic and diluted attributable to Vivic Corp – continuing operations	$(950,807)	$610,165
Net income for basic and diluted attributable to Vivic Corp – discontinued operations	-	-
Weighted average common stock outstanding – Basic	27,410,921	26,657,921
Dilutive impact of preferred stock	-	832,000
Weighted average common stock outstanding – Diluted	27,410,921 *	27,489,921	*
Net loss per share of common stock – basic, continuing operations	(0.03)	0.02
Net loss per share of common stock – diluted, continuing operations	(0.03)	0.02
Net income (loss) per share of common stock – basic, discontinued operations	-	-
Net income (loss) per share of common stock – diluted, discontinued operations	$-	$-

	Nine Months ended March 31,
	2025	2024
Net income (loss) for basic and diluted attributable to Vivic Corp – continuing operations	$(2,498,000)	$557,088
Net income for basic and diluted attributable to Vivic Corp – discontinued operations	-	1,859,207
Weighted average common stock outstanding – Basic	27,159,096	26,657,921
Dilutive impact of preferred stock	-
Weighted average common stock outstanding – Diluted	27,159,096 *	27,489,921
Net (loss) income per share of common stock – basic, continuing operations	(0.09)	0.02
Net (loss) income per share of common stock – diluted, continuing operations	(0.09)	0.02
Net income per share of common stock – basic, discontinued operations	-	0.07
Net income per share of common stock – diluted, discontinued operations	$-	$0.07

*	Net loss per share was the same for the basic and diluted weighted average shares outstanding for the three and nine months ended March 31, 2025 due to anti-dilution feature resulting from the net loss.

NOTE 14 – RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Kung Hwang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Shang-Chiai Kung	Chairman of Vivic Corp.
Kun-Teng Liao*	COO
Tse-Ling Wang	CEO
Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity

*

On October 9, 2024, Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member. Mr. Kun-Teng Liao began to function in the capacity of the Company’s Chief Operating Officer and was officially appointed as the Company’s Chief Operating Officer effective January 25, 2025.

b. Deposit and prepayment - related party

As of March 31, 2025 and June 30, 2024, the Company had deposits and prepayments to Weiguan Ship of $792,588 and $250,462.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock for the nine months ended March 31, 2025 with a fair value of 1,932,000 as prepaid stock compensation expense. During the three months ended March 31, 2025, the Company expensed $483,000 from prepaid expense as stock compensation expense. During the nine months ended March 31, 2025, the Company expensed 1,288,000 from prepaid expense as stock compensation expense. As of March 31, 2025, the Company had prepaid Chairman and Directors’ compensation of $644,000.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended March 31, 2025, the Company recorded $25,625 stock compensation expense for shares issued to Mr. Lai. During the nine months ended March 31, 2025, the Company recorded $59,792 stock compensation expense for shares issued to Mr. Lai. As of March 31, 2025, the Company had prepaid Chairman and Directors’ compensation of $42,708.

c. Due from related parties

Due from related parties consisted of the following:

Name	March 31, 2025	June 30, 2024
Weiguan Ship (1)	$2,495,837	$2,365,420
Yun-Kuang Kung (2)	-	186,948
Total	$2,495,837	$2,552,368

As of March 31, 2025, the due from related parties consisted of the following:

(1)	The Company had a receivable from Weiguan Ship for $2,495,837 as of March 31, 2025. Because Weiguan Ship was owned by the Company as of June 30, 2023, any amount due was eliminated at consolidation.

(2)	On June 16, 2023, the Company loaned $0.31 million to Yun-Kuang Kung. The amount is non-interest bearing and is payable on May 31, 2026. As collateral security for the amount due, Yun-Kuang Kung has agreed to grant the Company a lien on a yacht with a book value of approximately $400,000. During the nine months ended March 31, 2025, Yun-Kuang Kung repaid the amount due to the Company in full.

d. Due to related parties

Due to related parties consisted of the following:

Name	March 31, 2025	June 30, 2024

Kung Hwang Liu Shiang	$48,020	$2,815
Yun-Kuang Kung	156,512	-
Shang-Chiai Kung	203,101	183,816
Total	$407,633	$186,631

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2025 and June 30, 2024, the Company has no material commitments and contingencies.

NOTE 16 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company had no major subsequent events that need to be disclosed.

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

Our yachts are manufactured by third parties selected by us on the basis of their production capabilities, technical ability and financial wherewithal. Once a customer places an order, we negotiate and sign an original equipment manufacturer (“OEM”) contract with a selected local manufacturer. Upon completion, we deliver the boat to the location designated by our customer. Our principal supplier and distributor in mainland China is Weiguan Ship, which utilizes the mainland’s production and supply chain advantages to provide us with yacht production, delivery, and after-sales services based on our designs. Weiguan Ship is responsible for providing the required products and after-sales services for all sales orders in mainland China and remits 15% of the order amount of each yacht to us as a “VIVIC” brand usage fee.

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

Results of Operations

In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world, and since that time have disposed of all of our business operations in mainland China. On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung pursuant to which Mr. Kung acquired all of the shares of our wholly-owned subsidiary, Weiguan Ship. The divestiture of Weiguan Ship completed our plan to divest of all activities other than our ongoing yacht business in Taiwan.

Our unaudited condensed consolidated financial statements contained in this report have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As a result of the sale of our interest in Weiguan Ship and its subsidiaries, the assets and related liabilities and the results of operations of such entities are included in our financial statements as discontinued operations. The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

Comparison of results of operations for the three months ended March 31, 2025, and 2024

	2025	% of sales	2024	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$1,837,442	100%	$(1,837,442)	(100.00)%
Revenue-related party, net	-	-%	-	-	-	-%
Cost of revenue	-	-%	649,491	35.35%	(649,491)	(100.00)%
Gross profit	-	-%	1,187,951	64.65%	(1,187,951)	(100.00)%

General and administrative expenses	115,386	-%	404,541	22.02%	(289,155)	(71.48)%
Stock based compensation	829,292	-%	-	-%	829,292	100.00%
Total operating expenses	944,678	-%	404,541	22.02%	540,137	133.52%
Income (loss) from operations	(944,678)	-%	783,410	42.64%	(1,728,088)	(220.59)%
Interest expenses, net	(6,817)	-%	(6,008)	(0.33)%	809	13.47%
Other income, net	688	-%	-	-%	688	100.00%
Net income (loss) before income taxes	(950,807)	-%	777,402	42.31%	(1,728,209)	(222.31)%
Income tax expense	-	-%	167,237	9.10%	(167,237)	(100.00)%
Net income (loss)	(950,807)	-%	610,165	33.21%	(1,560,972)	(255.83)%

Revenue

There was no revenue for the three months ended March 31, 2025. Revenue was $1,837,442 for the three months ended March 31, 2024, which was mainly from the sales of yachts at our Taiwan Branch.

Cost of revenue

Cost of revenue was $nil for the three months ended March 31, 2025. Cost of revenue was $649,491 for the three months ended March 31, 2024. The cost of revenues for the three months ended March 31, 2024 was mainly due to the costs of yacht sales at our Taiwan branch.

Gross profit

Gross profit for the three months ended March 31, 2025 was $nil as we had no sales. Gross profit was $1,187,951 for the three months ended March 31, 2024, which was all from yachts sales.

Operating expenses

General and administrative expenses consisted mainly of employee salaries and welfare, and expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $115,386 for the three months ended March 31, 2025, compared to $404,541 for the three months ended March 31, 2024, a decrease of $289,155 or 71.48%. The decrease of general and administrative (“G&A”) expenses mainly reflected decreased commission expense of approximately $318,007, which was partly offset by increased payroll expense by $16,211 and increased professional fee by $13,313.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the three months ended March 31, 2025, the Company recorded $483,000 of stock compensation expense.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai who will serve as the Company’s Chief Technology Officer (“CTO”). The Company will issue Mr. Lai 50,000 shares of the Company’s common stock for the first year of his employment. The shares are to be paid in full within four months from September 1, 2024. If Mr. Lai’s employment continues beyond September 1, 2025, the Company will grant Mr. Lai 20,000 shares of the Company’s common stock each year. During the three months ended March 31, 2025, the Company recorded $25,625 stock compensation expense for Mr. Lai’s services.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm. The Company will pay the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month, to be paid quarterly. During the three months ended March 31, 2025, the Company recorded $nil stock compensation expense in respect of this arrangement.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the three months ended March 31, 2025, the Company recorded $90,000 stock compensation expense for shares to be issued to Mr. Wong.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the three ended March 31, 2025, the Company recorded $225,000 stock compensation expense for shares to be issued to Mr. Wang.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from January 25, 2025. If the employment agreement is renewed after one-year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended March 31, 2025, the Company recorded $5,667 stock compensation expense for shares to be issued to Mr. Liao.

Other income (expenses), net

Net other expenses were $6,129 for the three months ended March 31, 2025, and $6,008 for the three months ended March 31, 2024. For the three months ended March 31, 2025, net other expenses mainly consisted of interest expense of $6,817, and other income of $688. For the three months ended March 31, 2024, net other expenses mainly consisted of interest expense of $6,008.

Net (income) loss

We had a net loss of $950,807 for the three months ended March 31, 2025, compared to a net income of $610,165 for the three months ended March 31, 2024, an increase in our net loss of $1,560,972 or 255.83%. The increase in our net loss from was mainly due to the decrease in our revenue and increased share-based compensation as described above.

Comparison of results of operations for the nine months ended March 31, 2025, and 2024

	2025	% of sales	2024	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$3,438,384	100.00%	$(3,438,384)	(100.00)%
Revenue-related party, net	44,243	100.00%	-	-	44,243	100.00%
Cost of revenue	128,584	290.63%	2,038,219	59.28%	(1,909,635)	(93.69)%
Gross profit (loss)	(84,341)	(190.63)%	1,400,165	40.72%	(1,484,506)	(106.02)%

General and administrative expenses	603,950	1365.07%	647,429	18.83%	(43,479)	(6.72)%
Stock based compensation	1,676,659	3789.66%	-	-%	1,676,659	100.00%
Total operating expenses	2,280,609	5154.73%	647,429	18.83%	1,633,180	252.26%
Income (loss) from operations	(2,364,950)	(5345.37)%	752,736	21.89%	(3,117,686)	(414.18)%
Interest expenses, net	(22,091)	(49.93)%	(17,353)	(0.50)%	(4,738)	27.30%
Other expenses, net	(110,221)	(-249.13)%	(9,527)	(0.28)%	(100,694)	1056.93%
Income (loss) before income taxes	(2,497,262)	(5644.42)%	725,856	21.11%	(3,223,118)	(444.04)%
Income tax expense	738	1.67%	168,768	4.91%	(168,030)	(99.56)%
Net income (loss) from continuing operations	(2,498,000)	(5646.09)%	557,088	16.20%	(3,055,088)	(548.40)%
Net income from discontinued operations	-	-%	1,859,207	54.07%	(1,859,207)	(100)%
Net income (loss) attributable to Vivic Corp.	(2,498,000)	(5,646,09)%	2,416,295	70.27%	(4,914,295)	(203.38)%

Revenue

Revenue was $44,243 for the nine months ended March 31, 2025. Revenue from continuing operations was $3,438,384 for the nine months ended March 31, 2024. The revenue for the nine months ended March 31, 2025 was mainly from the sale of yacht models. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts. The revenue for the nine months ended March 31, 2024 was mainly from the sales of yachts at our Taiwan branch.

Cost of revenue

Cost of revenue was $128,584 for the nine months ended March 31, 2025. Cost of revenue from continuing operations was $2,038,219 for the nine months ended March 31, 2024. The cost of revenues in the nine months ended March 31, 2025 was mainly due to costs associated with yacht model sales. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts. The cost of revenues for the nine months ended March 31, 2024 was mainly due to the costs of yacht sales at our Taiwan branch.

Gross profit (loss)

Gross profit (loss) for the nine months ended March 31, 2025, was a loss of $84,341 as we had no sales other than yacht model sale. Gross profit from continuing operations was $1,400,165 for the nine months ended March 31, 2024. The gross loss in the nine months ended March 31, 2025, was the result of our decision to sell yacht models below cost for marketing purposes, while gross profit in the nine months ended March 31, 2024, was the result of yacht sales.

Operating expenses

General and administrative expenses consisted mainly of employee salaries and welfare, and expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $603,950 for the nine months ended March 31, 2025, compared to $647,429 for the nine months ended March 31, 2024, a decrease of $43,479 or 6.72%. The decrease of G&A expenses mainly reflected decreased commission expense of approximately $318,007, which was partly offset by increased professional fee by $210,968, increased payroll expense by $47,358, increased OTC Listing fee by $5,450, and increased subcontract labor expense by $4,076.

In addition, during the nine months ended March 31, 2025, the Company recorded $1,288,000 stock compensation expense in respect of the 700,000 shares issued to Mr. Shang Chiai Kung and newly appointed directors as described above.

During the nine months ended March 31, 2025, the Company recorded $59,792 stock compensation expense for the services of Mr. Hong Hsin Lai’s as described above.

During the nine months ended March 31, 2025, the Company recorded $8,200 stock compensation expense in respect of the engagement agreement with an IR firm described above.

During the nine months ended March 31, 2025, the Company recorded $90,000 stock compensation expense for the services of Mr. Wong as described above.

During the nine months ended March 31, 2025, the Company recorded $225,000 stock compensation expense for the services of Mr. Wang as described above.

During the nine months ended March 31, 2025, the Company recorded $5,667 stock compensation expense for the services of Mr. Liao as described above.

Other income (expenses), net

Net other expenses were $132,312 for the nine months ended March 31, 2025, and $26,880 for the nine months ended March 31, 2024. For the nine months ended March 31, 2025, net other expenses mainly consisted of interest expense of $22,091, and other expenses of $110,221 which mainly consisted of penalty from cancellation of the purchase contract with Weiguan Ship. For the period ended March 31, 2024, net other expenses mainly consisted of interest expense of $17,353 and other expenses of $9,527.

Net (income) loss from continuing operations

We had a net loss of $2,498,000 for the nine months ended March 31, 2025, compared to a net income of $557,088 for the nine months ended March 31, 2024, a decrease in our income of $3,055,088. The decrease in our net income from continuing operations was mainly due to the decrease in our revenue and increased stock compensation expenses as described above.

LIQUIDITY AND GOING CONCERN

We had $61,623 cash and cash equivalents, and working capital of $2.55 million as of March 31, 2025, and generated a net loss of $2.5 million during the nine months ended March 31, 2025. Of the assets included in working capital, approximately $2.5 million was amounts due from related parties, and prepayment to related parties of $1.5 million. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2025 and 2024.

	2025	2024
Net cash used in operating activities	$(511,134)	$(307,795)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	$262,129	$(525,993)

Net cash used in operating activities

Net cash used in operating activities was $511,134 for the nine months ended March 31, 2025, compared to net cash used in operating activities of $307,795 for the nine months ended March 31, 2024. The increase in the use of cash in operating activities was principally attributable to 1) the increase in our loss (after adjustments to reconcile net income (loss) to net cash used in operating activities) by $1,378,486, 2) decreased cash inflow from inventory of $810,288, 3) decreased cash inflow from tax payables by $161,764, 4) increased cash outflow from accounts payable and accounts payable to related party by $1,320,793, 5) increased cash outflow from deposit and prepayments and deposit and prepayments to related party by $552,792, which was partly offset by 1) increased cash inflow from accounts receivable and accounts receivable from related party by $1,716,261, 2) increased cash inflow from note receivable by $48,692, 3) increased cash inflow from accrued liabilities and other payables by $41,514, 4) increased cash inflow from deferred revenue by $2,209,138, and 5) decreased cash outflow on other receivables by $5,179.

Net cash used in investing activities

There was no cash provided by or used in investing activities for the nine months ended March 31, 2025 and 2024.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $262,129 for the nine months ended March 31, 2025, compared to net cash used in financing activities of $525,993 for the nine months ended March 31, 2024. Net cash provided by financing activities for the nine months ended March 31, 2025, consisted of proceeds from related party advances of $556,048 and loan proceeds from a third party of $123,073, which was partly offset by repayments to related parties of $278,535 and repayment of loans of $138,457. Net cash used in financing activities for the nine months ended March 31, 2024, consisted of repayments to related parties of $734,075, which was partly offset by receipts from related parties of $208,082.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had $61,623 of cash and cash equivalents and working capital of approximately $2.55 million as of March 31, 2025, which included amounts due from related parties of $2.5 million, deposit and prepayments to related parties of $1.48 million and due to related parties of $0.41 million. We generated a net loss of $2.50 million during the nine months ended March 31, 2025, and we had an accumulated deficit of approximately $4.8 million as of March 31, 2025, and generated negative cash flow from operating activities during the period of $0.51 million. We do not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2025 and June 30, 2024, the Company had no allowance for doubtful accounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at March 31, 2025 was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2025, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

VIVIC, CORP.

Dated: May 15, 2025	By:	/s/ Tse-Ling Wang
Tse-Ling Wang
Chief Executive Officer
(Principal Executive Officer)

