Form 10-K
period 2025-06-30
VIVIC CORP.
filed 2025-09-30
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

There were 27,410,921 shares of the Company’s common stock outstanding as of September 22, 2025.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2024 was $32,416,118.55 based upon a closing price of $3.55 per share.

INTRODUCTORY COMMENTS

We are a Nevada holding company with operations conducted primarily through a branch in Taiwan and we own an entity formed in Hong Kong.

References in this report to the “Company,” “VIVC,” “Vivic,” “we,” “us” and “our” refer to Vivic Corp., a Nevada company, and Vivic Corporation (Hong Kong) Limited its wholly-owned subsidiary on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Beginning with a change in our management resulting from a change in control of our Company which occurred at the end of 2018, we have explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. In 2022, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world, and since that time have disposed of all of our business operations in mainland China. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. In connection with this decision, the Company commenced the wind-down and deregistration of Vivic Taiwan, which is expected to be completed by the end of 2025. Going forward, our business activities will be conducted primarily through our U.S. entity.

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

We are dedicated to catering to the needs of affluent yacht operators in the United States and Southeast Asia, who are interested in outdoor yacht recreational activities. With the increase in disposable incomes, more individuals are looking to participate in outdoor water sports, yacht tourism, recreational activities and social gatherings on the water for business entertainment without the expense and demands of yacht ownership. This growing trend is a major driver in the high-end shipping industry. We recognize that yacht rental and ownership can be an expensive proposition, which is why we and other industry players are promoting the idea of yacht sharing, luxury yacht charters and group travel. Our standardized and rapid production, coupled with the operating efficiencies of our yachts, enables cooperative yacht operators to achieve a better return on investment through more economical use and maintenance of their yachts. This allows multiple families to enjoy a cruise or yacht rental at a time of their choosing.

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

Our Market

We market our yachts by participating in boat shows, through a strong channel of agents and operators in various regions. Advantages of the yachts we design include Ease of land transportation reducing logistics costs, standardized designs to facilitate mass production, the use of catamarans as the main hull design to save fuel and provide a large deck for activities, high-end interior decoration and cutting-edge features, eliminating any unnecessary functions and decorations to optimize cost savings and expedite the recycling process and the ability to convert the hull for use on a diesel engine or a renewable energy craft.

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

We believe the knowledge and experience of our management and our relationship with Kha Shing provides us with a sound basis upon which to grow our business and then expand into other areas related to pleasure crafts. A key to our growth will be the development of relationships with partners in the United States and Southeast Asia.

Sales and Marketing

We are dedicated to catering to the needs of affluent yacht operators in the United States and Southeast Asia, who are interested in outdoor yacht recreational activities. With the increase in disposable incomes, more individuals are looking to participate in outdoor water sports, yacht tourism, recreational activities and social gatherings on the water for business entertainment without the expense and demands of yacht ownership. This growing trend is a major driver in the high-end shipping industry. We recognize that yacht rental and ownership can be an expensive proposition, which is why we and other industry players are promoting the idea of yacht sharing, luxury yacht charters and group travel. Our standardized and rapid production, coupled with the operating efficiencies of our yachts, enables cooperative yacht operators to achieve a better return on investment through more economical use and maintenance of their yachts. This allows multiple families to enjoy a cruise or yacht rental at a time of their choosing.

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

We work with each of our manufactures to ensure that they have the parts and accessories necessary and all of our accessories are sourced from selected global manufacturers with which we or our manufacturers have ongoing relationships. Our in-house sourcing and logistics personnel reach out to possible vendors and suppliers and review their products and background to ensure that their products will meet our standards and that they can meet our needs on a timely basis. We review market trends with our major suppliers to determine whether there is an opportunity to upgrade or accessorize a product to increase its customer appeal, the sales price and our margins.

Orders and Backlog

Since we decided to focus on yacht sales, our business volume has continued to grow. This is evident in our first revenue from yacht sales in the second half of calendar year 2023, which reached $160,000. In calendar year 2024, we received orders for 10 yachts, including orders from our mainland agency region. While this did not increase the Vivic brand’s presence in the US, it did enhance our brand’s visibility in Asia.

Employees

As of September 20, 2025, we employed 14 individuals including outside sales personnel. We believe that our relationships with our employees are generally good.

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

Intellectual Property and Patents

We rely on, trade secrets, copyrights, know-how, trademarks, license agreements, patents and contractual provisions to establish our intellectual property rights and protect our products, brands and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

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

Regulations

We are subject to numerous regulations applicable to businesses generally in Taiwan, including regulations relating to working conditions, employee compensation and the maintenance of welfare plans. Moreover, although we do not manufacture the yachts we sell, our contractors will be subject to numerous regulations related to worker safety intended to protect against occupational exposure to chemicals, including health and safety risks, and the use and disposal of various chemicals. This regulatory framework imposes compliance burdens on our contractors which we must consider when determining who to use to manufacture yachts.

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

Currently, we do not have any subsidiaries in Taiwan, having chosen to operate as a branch office of our Nevada company, which is in the process of deregistration. Operating as a branch office causes us to be subject to the jurisdiction of the Taiwanese government and the local government where our facilities are located. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia.

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

Foreign Exchange

The principal regulation governing foreign currency exchange in Taiwan is the Foreign Exchange Regulation Act, amended on April 29, 2009. Pursuant to the Foreign Exchange Regulation Act, Taiwan Dollars amounting under the amount of NTD$500,000 are freely convertible no matter what transaction they are in relation with. On the other hand, the transactions involving NTD$500,000 or more or its equivalent in foreign currency shall fulfill certain obligations as provided in the Regulations Governing the Declaration of Foreign Exchange Receipts and Disbursements or Transactions.

Under the Regulations Governing the Declaration of Foreign Exchange Receipts and Disbursements or Transactions, for those foreign exchange transactions which amounts more than NTD$500,000 and relates to the sales of goods or provision of services, such transaction shall be declared through filing a declaration statement. For those foreign exchange transactions which are not related to the sales of goods or provision of services, ranging from NTD$500,000 to US$100 million (or its equivalent), such transaction shall be declared through filing a declaration statement, and providing supporting documents, such as contracts or letters of approval, to the bank. For those foreign exchange transactions which are not related to the sales of goods or provision of services, amounting more than US$100 million (or its equivalent) (or such other amount as determined by the Central Bank of the Republic of China (Taiwan) from time to time at its discretion in consideration of the economic and financial conditions of Taiwan) in each calendar year, such transaction shall be declared through filing a declaration statement, providing supporting documents to the bank, and obtaining the approval of the Central Bank of the Republic of China (Taiwan).

Though Taiwan government has promulgated the Regulations Governing Foreign Exchange Control on July 2, 1997, pursuant to the Foreign Exchange Regulation Act, the requirements for the government to implement those foreign exchange control measures should be subject to either of the following conditions: (1) When the domestic or foreign economic disorder might endanger the stability of the domestic economy; and (2) When this country suffers a severe balance of payments deficit. From the past, since the Regulations Governing Foreign Exchange Control came into effect, Taiwan government has never implemented those foreign exchange control measures.

Recent Developments

On August 18, 2025, the Board of Directors of VIVIC Corp. (“VIVIC”) adopted a resolution for the dissolution of its representative office, VIVIC Corp. Taiwan Branch (“Vivic Taiwan”), a company formed under the laws of the Republic of China (“Taiwan”). VIVIC Taiwan has been mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries.

A Certificate of Dissolution was filed on August 19, 2025, and was approved by the regulatory authorities on August 21, 2025. The reason for the dissolution was due to Taiwan government’s policy of prohibiting importing ships from China, where our main suppliers are. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. As required by local procedure, public notices were published on September 26, 2025, September 27, 2025, and September 29, 2025. If no creditor objections are filed within three months following the final publication, the court is expected to issue a certificate of closure, after which the Company intends to close Vivic Taiwan bank account and complete deregistration. Subject to these conditions, the Company currently expects completion by year-end 2025.

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

We have funded our operations to date through loans from related parties, third party lenders and commercial banks and the willingness of third parties to delay payment of amounts due. Consequently, as June 30, 2025, we had no accounts payable to related parties, and loans payable to third parties were in the amount of $339,054 and the amount of our indebtedness has increased from such date. If we are not able to pay or refinance the outstanding principal and accrued interest on our loans when due, our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or securities convertible into our equity or modification of our loan agreements to provide additional compensation. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, our operations may be adversely affected and the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse impact on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our stockholders, we may become insolvent and cease operations.

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

Although the Company has determined to concentrate its operations in the United States and Southeast Asia, as of June 30, 2025, our business is based in Taiwan and we rely upon manufacturers in Taiwan. The sovereignty of Taiwan is a longstanding point of contention between China and the United States. The United States maintains unofficial relations with Taiwan, while also recognizing the “One China” policy of China, which acknowledges Beijing as the legitimate government of China. Both China and the United States have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

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

U.S. tariffs on imports from China, Taiwan, and other regions may increase our costs, disrupt our supply chain, and materially harm our business and financial results.

Our business may be adversely affected by tariffs imposed by the United States on goods imported from China, Taiwan. Escalating trade tensions between the U.S. and China, as well as the longstanding dispute regarding Taiwan, increase the likelihood of changes in laws, tariffs, or trade restrictions that could impact our ability to source products and components. As of the date of this Annual Report, the U.S. tariff rate on goods imported from China remains significant and has been subject to volatility, while additional tariffs or trade restrictions could be imposed on goods imported from Taiwan. Because we may rely on suppliers or manufacturers based in China and Taiwan for certain boats and components, increases in tariffs could materially increase our cost of revenue and reduce profit margins. There is no guarantee that current tariff levels will remain stable or that new trade barriers will not be enacted. Any continuation, escalation, or expansion of tariffs on products imported from China, Taiwan, or other regions could materially and adversely affect our supply chain, business operations, financial condition, and results of operations. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia.

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

We currently have outstanding 832,000 shares of Class A Convertible Preferred Stock which are owned by Shang-Chiai Kung. Each share of our Class A Preferred Stock is convertible, at any time, into ten (10) shares of our common stock. The holder of our Class A Preferred Stock votes together with the holders of our common stock on all matters brought for a vote by our shareholders and is entitled to cast 50 votes for each share of Series A Convertible Preferred Stock or 41,600,000 votes in total. We have outstanding 27,410,921 shares of common stock. Therefore, Shang Chiai Kung can cast votes representing 60.28% of the aggregate voting power on all matters voted upon by our stockholders, including the election of members of our Board of Directors. Accordingly, Ms. Cheng will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. Ms. Cheng will also have the power to prevent or cause a change in control of our Company. Without the consent of Ms. Cheng, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. Ms. Cheng’s interests may differ from the interests of our other shareholders.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is subject to quotation on the OTCQB market under the symbol VIVC. The following table shows the high and low reported sales prices for our common stock during the fiscal years ended June 30, 2025 and 2024 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There is no established market for our common stock.

	Price Range
Period	High	Low
Period from July 1, 2025, to September 15, 2025	$0.08	$0.07
Fiscal Year Ended June 30, 2025:
Fourth Quarter	$0.53	$0.07
Third Quarter	$5.10	$0.24
Second Quarter	$5.01	$1.38
First Quarter	$5.09	$2.76

Fiscal Year Ended June 30, 2024:
Fourth Quarter	$4.50	$1.55
Third Quarter	$1.88	$0.51
Second Quarter	$1.00	$0.10
First Quarter	$0.99	$0.99

Holders

On September 22, 2025, there were approximately 98 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

In 2025 we adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes the issuance of shares of common stock for grants of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, restricted stock units, other stock related awards and performance awards that may be settled in cash, stock, or other property. The 2025 Plan authorizes the issuance of up to 2,500,000 shares. To date, no options or other awards have been granted pursuant to the 2025 Plan.

We adopted the 2025 Plan to provide a means by which employees, directors, and consultants of our Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be given an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during the fiscal year ended June 30, 2025 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended June 30, 2025.

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

Overview

We are a global yacht sales and service provider based in Taiwan focused on offering yachts, ancillary products, technical support, service solutions and systematic management solutions to yacht marinas, yacht clubs, yacht operators and marine tourism providers. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia. Our mission is to offer our clients, which we refer to as yacht operators, more profitable products and comprehensive service solutions. We differentiate ourselves from other yacht manufacturers by offering yachts specifically designed for marine tourism, group tours, business meetings, yacht clubs and fractional ownership as opposed to individual owners. In addition to our products, we seek to support our customers by providing maintenance and other yacht management services, yacht activity scenarios, business solutions and marketing strategies to enhance yacht tourism and operational efficiencies to enable them to grow their businesses and improve their bottom lines.

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

As our Company grows, we will seek to expand the yacht brands we offer for sale, the territories in which we market yachts and, if appropriate based on our capabilities and what we can offer, seek to become the exclusive distributor for yacht manufacturers in the United States, Southeast Asia and other territories. We will also seek to enter other areas related to the marine industry where we believe we can be profitable. As part of our efforts, we recently entered into an Electric Catamaran Yacht Co-Development Agreement with Acel Power Inc. to collaborate on the development of an electric yacht.

Results of Operations

In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world, and since that time have disposed of all of our business operations in mainland China. On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung pursuant to which Mr. Kung acquired all of the shares of our wholly-owned subsidiary, Weiguan Ship. The divestiture of Weiguan Ship completed our plan to divest of all activities other than our ongoing yacht business in Taiwan. However, we ceased Vivic Taiwan operation on August 21, 2025 due to Taiwan government’s policy of prohibiting importing ships from China, where our main suppliers are. We commenced the wind-down and deregistration of Vivic Taiwan, which, subject to customary procedures and approvals, is expected to be completed by the end of 2025. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. In connection with this decision, we will focus on promoting the sales in Vivic, our U.S. entity.

As a result of the sale of our interest in Weiguan Ship and its subsidiaries, the assets and related liabilities and the results of operations of such entities are included in our financial statements as discontinued operations. The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not be added due to rounding.

Comparison of results of operations for the years ended June 30, 2025, and 2024

	2025	% of sales	2024	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$4,428,580	74.42%	$(4,428,580)	(100.00)%
Revenue-related party, net	44,515	100.00%	1,522,112	25.58%	(1,477,597)	(97.08)%
Total revenue	44,515	100.00%	5,950,692	100.00%	(5,906,177)	(99.25)%
Cost of revenue	126,927	285.13%	4,152,372	69.78%	(4,025,445)	(96.94)%
Gross profit (loss)	(82,412)	(185.13)%	1,798,320	30.22%	(1,880,732)	(104.58)%
Selling expense	-	-	127,708	2.15%	(127,708)	(100.00)%
General and administrative expenses	784,492	1,762.31%	513,411	8.63%	271,081	52.80%
Stock based compensation	2,508,783	5,635.82%	-	-%	2,508,783	100.00%
Total operating expenses	3,293,275	7,398.12%	641,119	10.77%	2,652,156	413.68%
Income (loss) from operations	(3,375,687)	(7,583.26)%	1,157,201	19.45%	(4,532,888)	(391.71)%
Interest expenses, net	(30,409)	(68.31)%	(23,683)	(0.40)%	(6,726)	28.40%
Other income (expenses), net	(114,887)	(258.09)%	1,632	0.03%	(116,519)	(7,139.64)%
Income (loss) before income taxes	(3,520,983)	(7,909.66)%	1,135,150	19.08%	(4,656,133)	(410.18)%
Income tax expense	(74,232)	(166.76)%	154,199	2.59%	(288,431)	(148.14)%
Net income (loss) from continuing operations	(3,446,751)	(7,742.90)%	980,951	16.48%	(4,427,702)	(451.37)%
Net income from discontinued operations	-	-%	1,869,563	31.42%	(1,869,563)	(100)%
Net income (loss) attributable to Vivic Corp.	(3,446,751)	(7,742.90)%	2,850,514	47.90%	(6,297,265)	(220.92)%

Revenue

Revenue was $44,515 for the year ended June 30, 2025. Toal revenue from continuing operations was $5,950,692 for the year ended June 30, 2024. The revenue for the year ended June 30, 2025 was mainly from the sale of yacht models. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts. The revenue for the year ended June 30, 2024 was mainly from the sales of yachts at Vivic Taiwan.

Cost of revenue

Cost of revenue was $126,927 for the year ended June 30, 2025. Cost of revenue from continuing operations was $4,152,372 for the year ended June 30, 2024. The cost of revenues for the year ended June 30, 2025 was mainly due to costs associated with yacht model sales. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts. The cost of revenues for the year ended June 30, 2024 was mainly due to the costs of yacht sales at Vivic Taiwan.

Gross profit (loss)

Gross profit (loss) for the year ended June 30, 2025, was a loss of $82,412 as we had no sales other than yacht model sale. Gross profit from continuing operations was $1,798,320 for the year ended June 30, 2024. The gross loss in the year ended June 30, 2025, was the result of our decision to sell yacht models below cost for marketing purposes, while gross profit in the year ended June 30, 2024, was the result of yacht sales.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were $nil for the year ended June 30, 2025, compared to $127,708 for the year ended June 30, 2024. The decrease in selling expenses was mainly due to the decrease of advertising expenses.

General and administrative expenses consisted mainly of employee salaries and welfare, and expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $784,492 for the year ended June 30, 2025, compared to $513,411 for the year ended June 30, 2024, an increase of $271,081 or 52.80%. The increase of general and administrative (“G&A”) expenses mainly reflected increased professional fee by $147,399, increased bad debt expense by $86,026, increased repair and maintenance expense by $37,638, increased payroll expense by $53,991, increased OTC listing fee by $5,555, which was partly offset by decreased subcontract labor expenses by $60,951.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the year ended June 30, 2025, the Company recorded $1,771,000 of stock compensation expense.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai who will serve as the Company’s Chief Technology Officer (“CTO”). The Company will issue Mr. Lai 50,000 shares of the Company’s common stock for the first year of his employment. The shares are to be paid in full within four months from September 1, 2024. If Mr. Lai’s employment continues beyond September 1, 2025, the Company will grant Mr. Lai 20,000 shares of the Company’s common stock each year. During the year ended June 30, 2025, the Company recorded $85,417 stock compensation expense for Mr. Lai’s services.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm. The Company will pay the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month, to be paid quarterly. During the year ended June 30, 2025, the Company recorded $8,200 stock compensation expense in respect of this arrangement.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the year ended June 30, 2025, the Company recorded $180,000 stock compensation expense for shares to be issued to Mr. Wong.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the year ended June 30, 2025, the Company recorded $450,000 stock compensation expense for shares to be issued to Mr. Wang.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one-year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the year ended June 30, 2025, the Company recorded $14,166 stock compensation expense for shares to be issued to Mr. Liao.

Other income (expenses), net

Net other expenses were $145,296 for the year ended June 30, 2025, and $22,015 for the year ended June 30, 2024. For the year ended June 30, 2025, net other expenses mainly consisted of interest expense of $30,409, and other expense of $114,887. For the year ended June 30, 2024, net other expenses mainly consisted of interest expense of $23,683, which was partly offset by other income of $1,632.

Net (income) loss from continuing operations

We had a net loss of $3,446,751 for the year ended June 30, 2025, compared to a net income of $980,951 for the year ended June 30, 2024, an increase in our net loss of $4,427,702 or 451.37%. The increase in our net loss from continuing operations was mainly due to the decrease in our revenue and increased share-based compensation as described above.

LIQUIDITY AND GOING CONCERN

We had $41,903 cash and cash equivalents, and working capital deficit of $0.6 million as of June 30, 2025, and generated a net loss of $3.4 million during the year ended June 30, 2025. Of the assets included in working capital, approximately prepayment to related parties of $0.9 million. The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended June 30, 2025 and 2024.

	2025	2024
Net cash used in operating activities	$(458,645)	$(261,488)
Net cash used in investing activities	-	-
Net cash provided by (used in) financing activities	$187,749	$(304,080)

Net cash used in operating activities

Net cash used in operating activities was $458,645 for the year ended June 30, 2025, compared to net cash used in operating activities of $261,488 for the year ended June 30, 2024. The increase in the use of cash in operating activities was principally attributable to 1) the increase in our loss (after adjustments to reconcile net income (loss) to net cash used in operating activities) by $1,833,314, 2) decreased cash inflow from inventory of $801,929, 3) decreased cash inflow from tax payables by $221,909, 4) increased cash outflow from accounts payable and accounts payable to related party by $2,374,107, 5) increased cash outflow from deposit and prepayments and deposit and prepayments to related party by $695,346, which was partly offset by 1) increased cash inflow from accounts receivable and accounts receivable from related party by $2,485,250, 2) increased cash inflow from note receivable by $324,322, 3) increased cash inflow from accrued liabilities and other payables by $41,080, 4) increased cash inflow from deferred revenue by $2,871,000, and 5) decreased cash outflow on other receivables by $7,796.

Net cash used in investing activities

There was no cash provided by or used in investing activities for the years ended June 30, 2025 and 2024.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $187,749 for the year ended June 30, 2025, compared to net cash used in financing activities of $304,080 for the year ended June 30, 2024. Net cash provided by financing activities for the year ended June 30, 2025, consisted of proceeds from related party advances of $561,420 and loan proceeds from a third party of $124,642, which was partly offset by repayments to related parties of $358,091, and repayment of third party loans of $140,222. Net cash used in financing activities for the year ended June 30, 2024, consisted of repayments to related parties of $352,329, which was partly offset by proceeds from related parties of $48,249.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had $41,903 cash and cash equivalents and working capital deficit of approximately $0.62 million as of June 30, 2025, which included amounts prepayments from clients of $0.35 million, prepayments to related parties of $0.94 million. We generated a net loss of $3.45 million during the year ended June 30, 2025, and we had an accumulated deficit of approximately $5.75 million as of June 30, 2025, and generated negative cash flow from operating activities during the period of $0.46 million. We do not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

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

●RECENT ACCOUNTING PRONOUNCEMENTS

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

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

Our President and Chief Executive Officer, and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, for, among others, the reasons set forth below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2025, due to the lack of personnel familiar with U. S. generally accepted accounting principles, the lack of an oversight committee and the lack of a sufficient number of personnel to allow for the required segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The following table sets forth the names and ages of all directors and executive officers as of the date of this report:

Name	Age	Position
Tse-Ling Wang	56	President, Chief Executive Officer and Secretary
Andy F Wong	65	Chief Financial Officer
Shang-Chiai Kung	86	Director and Chairman
Kun-Teng Liao	57	Chief Operating Officer
Liu-Shiang Kung Hwang	82	Director
Hui Ming Pao	70	Director
Kevin (Chuen-Huei) Lee	55	Director
Amy (Yin-Zhen) Huang	53	Director

Tse-Ling Wang, CEO, 56, became our Chief Executive Officer and President effective January 7, 2025, and was appointed as a director August 1, 2024, from which position he resigned effective January 24, 2025. Mr. Wang has served in a number of senior management positions in the Internet and technology industries. Mr. Wang currently serves as President of Chuang Sheng Information Co., Ltd, which he founded in 2020. Chuang Sheng Information Co. specializes in IoT application services. He is also an Executive Director of Viermtech Inc., which has focused on electronic design and manufacturing since 2019. From 2017 to 2023 Mr. Wang served as CEO and President of Lien Shen Electronic Corp., a company which provides automotive electronic product design and distribution services. Mr. Wang holds a Master of Business Administration degree from National Chengchi University.

Andy F Wong, CFO, 65, became our Chief Financial Officer effective January 7, 2025. Mr. Wong is an accomplished financial executive with extensive experience in overseeing financial functions and supporting organizational growth. From June 2024 to January 2025, Mr. Wong served as Interim Controller at Rootstock International, a software company, where he leads ERP management and cash flow optimization. From February 2023 to November 2023, he was Interim Controller at Fisher & Phillips, LLP, an employment law firm, where he led the firm’s accounting and reporting functions, implemented treasury initiatives and created training resources. From February 2022 to January 2023, as Senior Manager with MorganFranklin Consulting, Mr. Wong served as Interim Corporate Controller for Innovative Chemical Products Group, LLC, a manufacturer of specialty coatings and adhesives, where he enhanced financial reporting and accounting processes. From January 2021 to February 2022, through VACO Staffing, Mr. Wong served as Interim Corporate Accounting Manager at Republic National Distributing Co., a wine and spirits distributor, where he provided accounting support and audit preparation. From June 2020 to January 2021, also through VACO Staffing, Mr. Wong was Interim Finance and Accounting Consultant at Global Franchise Group, a restaurant franchisor, where he provided financial and audit support for their various brands. From June 2019 to December 2019, he served as Interim Corporate Controller for HotSchedules, a SaaS provider of restaurant and hospitality management solutions, where he led M&A integration efforts and strengthened financial controls during a critical merger. From March 2019 to May 2019, he was Interim Operational Controller at Togetherwork, a SaaS revenue and membership management entity, where he concluded audits and improved month-end closing processes. Mr. Wong is a Certified Public Accountant (CPA) and Chartered Global Management Accountant (CGMA). He holds a Bachelor of Science in Accounting and Business Administration from the State University of New York College at Oswego and an MBA in Finance & Organizations from the University of Rochester’s Simon School of Business.

Shang-Chiai Kung, Chairman of the Board and a Board Director, 86 years old, is a resident of Taiwan. He received a degree from An-Ping Junior High School. He was the Chairman of Kha Shing Enterprise Co., Ltd. (Taiwan) from 1988 to 2004. Since 2008 he has been Chairman of Go Right Holdings Ltd. Since 2013 he has served as Chairman of Jiexing Argicultural Technology Co., Ltd. Mr. Kung became a director of our Company, our Chairman and Chief Executive Officer on July 9, 2020 and Chief Financial Officer on June 15, 2021.

Kun-Teng Liao, COO, 57, resigned from our Board of Directors and from his position as Secretary of our Company effective October 9, 2024. From August 2021 to October 2024 Mr. Liao served as a director and secretary of our Company. Upon resignation from his positions as a director and Secretary, he began to function in the capacity of Chief Operating Officer and was officially appointed as our Chief Operating Officer effective January 25, 2025. From October 2015 until March 2020, Mr. Kung served as the Chairman of Sino-Phoenix Limited a company based in Taiwan engaged in international trade where he was responsible for ensuring corporate governance, and facilitating communication. He received an MBA degree from Seton Hall University, located in New Jersey in 2013. From 2006 to 2016, he was the chairman of EcallBuy Trading Company Limited.

Liu-Shiang Kung Hwang, 82, has served as the chairwoman of Jiexin Investment Co., Ltd. since June 2018. Ms. Hwang also serves as a director of Jianyu Material Industry Co., Ltd., which she joined in September 2017, as a director of Kha Shing Enterprises Co., Ltd. which she joined in 2019 and as a director of Horizon Yacht Co., Ltd. which she joined in 2017. Ms. Hwang is a graduate of Tainan Community University.

Richard (Hui Ming) Pao, 70, has more than 30 years of rich experience in technology industries, having served with industry leaders, including Texas Instruments, Taiwan Semiconductor Manufacturing Company, and Lite-On Technology. After becoming expert in comprehensive talent management, Mr. Pao established a management consulting company to assist enterprises in organizational diagnosis, business strategy and management practice counseling, and all-round human resource management practices. During his tenure as the general manager of Fusheng Group, through coaching management counseling, he assisted the company in a successful management succession at the time of a generational ownership transition and helped establish a sustainable management structure. During his tenure as the chairman of Taipei Neihu Technology Park Development Association, he actively promoted exchanges and interactions between the two science and technology parks and guided the strategic approach of the science and technology parks.

Kevin (Chuen-Huei) Lee, 55, is a Managing Director of Yunqing Investment Management Co. Ltd., which he co-founded in 2016. He is also CEO of Huihongda Technology Co. Ltd, a technology consulting company he founded in September 2023. Prior to founding Yunqing Investment Management Co. Ltd., Mr. Lee served in various positions in the financial and technology industries. Mr. Lee brings extensive professional experience that spans various aspects of senior management, including finance, operations, and strategic investment. Mr. Lee has more than 25 years of experience in the financial and technology industries. Mr. Lee holds a Bachelor’s degree from National Taiwan University and an MBA from Columbia University in New York.

Amy (Yin-Zhen) Huang, 53, is a senior practitioner in the field of human resources and management consulting. During her tenure at LiteOn, she was involved in the four-in-one integration process. Ms. Huang later formed a consulting company with other workplace leaders focusing on coaching companies on business strategies and organizational development systems. Since its establishment, two of the companies coached by Ms. Huang’s teams have become listed companies. Ms. Huang and her team have accumulated rich consulting experience providing more than ten years of corporate management consulting services premised on her belief in the spirit of lifelong learning and that there is no best, only better. Ms. Huang has received master’s degrees from Soochow University’s School of International Business and National Taiwan University’s Graduate School of Economics and is currently pursuing a doctoral program at Taipei University of Technology and to continue to improve her research capabilities.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended 2025 and 2024.

I.	SUMMARY COMPENSATION TABLE

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($) (1)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)
Tse-Ling Wang	2025	$-	$-	$379,500	$379,500
President, Principal	2024	$-	$-	$-	$-
Executive Officer, Secretary

Andy F. Wong	2025	$-	$-	$180,000	$180,000
Principal Financial Officer	2024	$-	$-	$-	$-

Kun-Teng Liao	2025	$-	$-	$14,168	$14,168
Chief Operating Officer	2024	$-	$-	$-	$-

Shang-Chiai Kung (2)	2025	$-	$-	$-	$-
Previous President, Principal	2024	$-	$-	$-	$-
Executive Officer,
Principal Financial Officer

(1)	Represents aggregate grant date fair value of stock awards granted during fiscal years ended 2025 and 2024, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”), without taking into account estimated forfeitures. The fiscal years ended 2025 and 2024 stock awards consist of the shares of our common stock and restricted stock units.
(2)	Shang-Chiai Kung resigned as Chief Executive Officer and Chief Financial Officer of the Company on January 7, 2025.

Employment Agreements

The Company has entered into an employment agreement with Mr. Wang, our Chief Executive Officer and President, Mr. Liao, our Chief Operating Officer and Mr. Wong, our Chief Financial Officer. Mr. Wang’s agreement provides for an initial term expiring December 31, 2025, after which the agreement continues on an “at will” basis. In consideration of his services, Mr. Wang is to be issued 250,000 restricted stock units which shall be deemed earned in equal monthly installments of 20,833 shares. If Mr. Wang’s employment is terminated without “cause” or by Mr. Wang for “good reason” (a “Qualifying Termination”), Mr. Wang is entitled to receive: (1) all accrued obligations, including unpaid salary and benefits through the termination date; (2) immediate vesting of all RSUs scheduled to be earned during the remainder of the term; and (3) retention of all previously earned RSUs, which cannot be forfeited or clawed back. A “Qualifying Termination” includes material changes to Mr. Wang’s duties, title, or responsibilities or a breach of the agreement by the Company. Severance payments are contingent on Mr. Wang’s execution of a general release of claims in favor of the Company and adherence to post-employment restrictive covenants, including non-competition and non-solicitation obligations for 12 months following termination. No severance is provided for termination for “cause,” Mr. Wang’s voluntary resignation without good reason, or upon his death or disability.

Mr. Liao’s agreement commenced on October 1, 2024, and may be terminated by the Company at any time, with or without cause. Mr. Liao is to be issued 50,000 shares of the Company’s common stock in consideration of his services through the year ended September 30, 2025, and is to receive 20,000 shares in respect of each year served thereafter. Mr. Liao is to report directly to the President. The agreement contains customary non-disclosure provisions and prohibitions against competing with the Company for a period of two years after termination of his agreement and soliciting any employee to leave the service of the Company during the eighteen-month period commencing as of termination of the agreement.

Mr. Wong’s agreement provides for an initial term expiring December 31, 2025, after which the agreement continues on an “at will” basis. In consideration of his services Mr. Wong is to be issued 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. If Mr. Wong’s employment is terminated without “cause” or by Mr. Wong for “good reason” (a “Qualifying Termination”), Mr. Wong is entitled to receive: (1) all accrued obligations, including unpaid salary and benefits through the termination date; (2) immediate vesting of all RSUs scheduled to be earned during the remainder of the term; and (3) retention of all previously earned RSUs, which cannot be forfeited or clawed back. A “Qualifying Termination” includes material changes to Mr. Wong’s duties, title, or responsibilities or a breach of the agreement by the Company. Severance payments are contingent on Mr. Wong’s execution of a general release of claims in favor of the Company and adherence to post-employment restrictive covenants, including non-competition and non-solicitation obligations for 12 months following termination. No severance is provided for termination for “cause,” Mr. Wong’s voluntary resignation without good reason, or upon his death or disability.

In consideration of his or her agreement to serve as a director of the Company, Ms. Hwang and Kevin Lee were each issued 150,000 shares of the restricted Company’s common stock and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s restricted common stock. Concurrent with its agreement to issue shares of its common stock to each of the newly appointed directors, the Company agreed to issue 150,000 shares of its restricted common stock to Mr. Kung for his agreement to continue to serve as a director of our Company.

II.	DIRECTOR COMPENSATION

The following table shows the compensation paid to the Directors for fiscal year ended 2025:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Total ($)
Shang-Chiai Kung	-	379,500	-	379,500
Liu-Shiang Kung Hwang	-	379,500	-	379,500
Hui Ming Pao	-	126,500	-	126,500
Kevin (Chuen-Huei) Lee	-	379,500	-	379,500
Amy (Yin-Zhen) Huang	-	126,500	-	126,500
Tse-Ling Wang (2)	-	450,000		450,000

(1)	Amounts in this column represents the aggregate grant date fair value for stock awards. For a description of the assumptions we used to calculate these amounts, see Note 13 to the consolidated financial statements included in this Annual Report.
(2)	Tse-Ling Wang resigned as a member of the Board on January 25, 2025.

Except for the shares issued to our officers and directors as discussed in the prior paragraph, there is no agreement as to additional compensation to be paid to our directors or officers for their service in such capacities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage of class is based on 27,410,921 shares of common stock and 832,000 shares of Series A Convertible Preferred Stock issued and outstanding as of September 22, 2025.

Officers/Directors	No. of Shares of Common Stock Owned		Percentage of Common Stock (1) (2)	No. of Shares of Series A Convertible Preferred Stock	Percentage of Series A Convertible Preferred Stock	Percentage of Aggregate Voting Power (1)(2)

Liu-Shiang Kung Hwang(3)	2,095,562		7.65%	-	-	3.04%
Hui-Ming Pao	50,000		0.18%	-	-	*
Chuen-Huei Lee	150,000		0.55%	-	-	*
Amy (Yin-Zhen) Huang	50,000		0.18%	-	-	*
Shang-Chiai Kung(3)	150,000		0.55%	-	-	*
Tse-Ling Wang	150,000	(4)	0.55%	-	-	*
Kun-Teng Liao	174,000		0.64%	-	-	*
Andy F Wong	-	(5)	-	-	-	-
Officers and Directors as a group (7 persons named above)	2,819,562		10.29%	-	-	3.04%

5% and above stockholder
Shang-Chiai Kung(2)	150,000		0.55%	832,200	100%	60.50	%(2)
Huilan Chen	1,589,686		5.80%	-	-	2.30%
Fujian Jaxin Yacht Company Limited	2,641,355	(6)	9.64%	-	-	3.83%
Miao-Chuan Ho	1,455,000		5.31%	-	-	2.11%
Kuen-Horng Tsai	1,784,000		6.51%	-	-	2.58%
Fuxiang Zhong	1,400,000		5.11%	-	-	2.03%

*	Less than one percent.
(1)	The percentages above are based on 27,410,921 shares of our common stock issued and outstanding as of September 22, 2025.
(2)	The shares attributed to Shang Chiai Kung represent shares issuable upon conversion of 832,200 shares of our Series A Convertible Preferred Stock. Mr. Shang Chiai Kung’s address is No. Alley 1, Lane 143, Section 2, Linan Road., North District, Tainan, Taiwan, Republic of China. Each share of our Series A Convertible Preferred Stock held by Mr. Kung is convertible into 10 shares of our common stock. The holders of our Series A Convertible Preferred Stock vote together with the holders of our common stock on all matters brought before our stockholders for a vote and are entitled to cast 50 votes for each share of our Series A Convertible Preferred Stock. Thus, assuming none of our Series A Convertible Preferred Stock is converted into common stock, Mr. Kung is entitled to cast an aggregate of 41,600,000 votes on all matters voted upon by our stockholders. Therefore, Mr. Kung can cast votes representing 60.28% of the aggregate voting power on all matters voted upon by our stockholders.
(3)	Each of Liu-Shiang Kung Hwang and her husband, Shang-Chiai Kung, may be deemed to beneficially own the shares attributed to the other in the table above.
(4)	Excludes 250,000 which may be issued pursuant to Restricted Stock Units granted to Mr. Wang for services as Chief Executive Officer.
(5)	Excludes 100,000 which may be issued pursuant to Restricted Stock Units granted to Mr. Wong for services as Chief Financial Officer.
(6)	These shares are held by Fujian Jaxin Yacht Company Limited, a People’s Republic of China company. Fujian Jaxin Yacht Company Limited is 100% directly held by Yun-Kuang Kung. The registered address of Fujian Jaxin Yacht Company Limited is Room 506, Building 4, Jingjing Bay Business Operation Centre, No.3 Tianshan North Road, Jingjing Town, Pingtan Count, Fujian Province, China. Yun-Kuang Kung is son of Shang-Chiai Kung, who is the Chairman of the Company.

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

During the year ended June 30, 2025, the Company had prepayments of $445,894 to Fujian Jiaxin Company Limited, an entity owned by Yun-Kuang Kun.

During the year ended June 30, 2025, the Company had prepayments to Weiguan Ship of $312,169.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock during the year ended June 30, 2025 with a fair value of 1,932,000 as prepaid stock compensation expense. During the year ended June 30, 2025, the Company expensed 1,771,000 from prepaid expense as stock compensation expense. As of June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of $161,000.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the year ended June 30, 2025, the Company recorded $85,417 stock compensation expense for shares issued to Mr. Lai. As of June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of $17,083.

At the time of the sale of Weiguan Ship to Mr. Yun-Kuang Kung, the son of our Chairman, Weiguan Ship was indebted to the Company in the amount of $2.51 million representing amounts loaned to Weiguan Ship to support its operations during the period it was our subsidiary. Prior to the sale of Weiguan Ship this amount was eliminated in preparing consolidated financial statements. The amount due from Weiguan Ship, $2,512,934 as of June 30, 2025, is non-interest bearing and payable on demand.

On June 16, 2023, the Company loaned $313,743 to Yun-Kuang Kung. The amount is non-interest bearing and is payable on May 31, 2026. As collateral security for the amount due, Yun-Kuang Kung has agreed to grant the Company a lien on a yacht with a value of approximately $400,000. During the year ended June 30, 2025, Yun-Kuang Kung repaid the amount due to the Company in full.

As of June 30, 2025, the Company was indebted to Yun-Kuang Kung, Shang-Chiaih Kung and Liu-Shiang Kung Hwang in the amounts of $106,198, $178,651 and $54,205, respectively, for loans to the Company. These amounts are non-interest bearing, unsecured and payable on demand.

Imputed interest on amounts due to related parties is not significant.

Apart from the transactions and balances detailed elsewhere in the accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current independent registered public accounting firm is YCM CPA INC. We engaged YCM CPA INC. on March 23, 2022. The following table shows their fees for audit and other services in relation to our June 30, 2025 and 2024 fiscal years:

	For the fiscal years ended June 30,
	2025	2024
Audit service:	$75,150	$40,128
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	$75,150	$40,128

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
3.2	Certificate of Amendment to Articles of Incorporation filed April 8, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).
3.3	Certificate of Designation filed April 9, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).
3.4	Certificate of Amendment to Articles of Incorporation filed November 18, 2019. (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.5	Certificate of Amendment to Articles of Incorporation filed January 16, 2020. (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.6	Certificate of Correction filed January 17, 2020. (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.7	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed December 9, 2020. (incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.8	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
10.1	Stock Purchase Agreement dated July 12, 2023, between Vivic Corporation (Hong Kong) Co. Limited and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated July 12, 2023).
10.2	Debt Conversion Agreement dated May 26, 2023, between the Company and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated May 26, 2023)
10.3	Employment Agreement dated January 7, 2025, by and between the Company and Tse-Ling Wang (incorporated by reference to report on Form 8-K dated January 13, 2025)
10.4	Employment Agreement dated January 7, 2025, by and between the Company and Andy F Wong (incorporated by reference to report on Form 8-K dated January 13, 2025)
10.5	Employment Agreement dated October 1, 2024, by and between the Company and Kun-Teng Liao (incorporated by reference to report on Form 8-K dated January 27, 2025)
10.6	Electric Catamaran Yacht Co-Development Agreement dated January 29, 2025, between the Company and Acel Power Inc. (incorporated by reference to report on Form 10-Q dated February 14, 2025)
10.7*	Yacht Sales Contract (“Purchase and Sale Agreement”) dated January 29, 2025, between the Company and Acel Power Inc.
14.1	Code of Ethics (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of 15d-14 of Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivic Corp
(Registrant)

Date: September 30, 2025	By:	/s/ Tse-Ling Wang
Tse-Ling Wang
Chief Executive Officer and Secretary Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tse-Ling Wang	Chief Executive Officer and Secretary	September 30, 2025
Tse-Ling Wang	(Principal Executive Officer)

/s/ Andy F Wong	Chief Financial Officer	September 30, 2025
Andy F Wong	(Principal Financial Officer; principal accounting officer)

/s/ Shang-Chiai Kung	Director and Chairman	September 30, 2025
Shang-Chiai Kung

/s/ Liu-Shiang Kung Hwang	Director	September 30, 2025
Liu-Shiang Kung Hwang

/s/ Hui Ming Pao	Director	September 30, 2025
Hui Ming Pao

/s/ Kevin Lee	Director	September 30, 2025
Kevin Lee

/s/ Amy Huang	Director	September 30, 2025
Amy Huang

VIVIC CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VIVIC CORP. and subsidiaries (collectively, the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit as of June 30, 2025, and negative cash flows from operations. The Company does not have sustained and stable income, and there is also significant uncertainty in the income for the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Evaluation of the Identification of Related Parties and Related Party Transactions

Description of the Matter

As disclosed in Notes 15 to the consolidated financial statements, the Company engages in transactions with related parties, which are integral to its operations. These transactions include prepayments of goods and working capital injections. We identified the evaluation of the identification of related parties and related-party transactions as a critical audit matter due to the complexity and the inherent risk of omission or incomplete disclosure of related parties and their transactions. There is potential for these transactions to not be conducted on arm’s length terms, along with the extensive nature of transactions.

How We Addressed the Matter in Our Audit

In order to address the matter above, our audit procedures included, among others,

(1)	Gaining an understanding of the Company’s process for identifying related parties and related-party transactions, reviewing the Company’s policies and procedures for identifying and disclosing such relationships and transactions, as well as the controls in place to ensure completeness and accuracy.

(2)	Conducting inquiries with management and those charged with governance to identify all related parties and understand the nature of transactions with these parties. We also obtained confirmations from identified related parties to corroborate the information provided by management.

(3)	For significant related-party transactions identified during the audit, we reviewed the underlying contracts and agreements to assess whether the terms and conditions were consistent with those of arm’s length transactions.

(4)	Conducting targeted searches for potential undisclosed related-party relationship using the names of the entities, key management personnel, significant shareholders and known related parties.

(5)	Reviewing the financial statement disclosures related to related parties and related-party transactions to ensure they were complete and in accordance with the relevant financial reporting framework.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

September 30, 2025

VIVIC CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024

ASSETS
Current assets
Cash and cash equivalents	$41,903	$310,859
Accounts receivable - related party	-	1,242,388
Note receivable	-	159,708
Prepayments	354,705	250,794
Prepayments - related party	936,146	250,462
Other receivables	9,319	92,974
Inventory	4,249	3,821
Total current assets	1,346,322	2,311,006

Non-current assets
Due from related parties	2,512,934	2,552,368
Property and equipment, net	302	715
Intangible assets, net	-	1,970
Total non-current assets	2,513,236	2,555,053

TOTAL ASSETS	$3,859,558	$4,866,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$142,272
Accounts payable - related party	-	903,728
Accrued liabilities and other payables	277,566	220,175
Deferred revenue	698,691	58,930
Tax payable	84,100	149,773
Due to related parties	339,054	186,631
Short-term loan	565,456	-
Total current liabilities	1,964,867	1,661,509

Non-Current liabilities
SBA loan payable	87,500	87,500
Long-term loan	-	523,883
Total non-current liabilities	87,500	611,383

TOTAL LIABILITIES	2,052,367	2,272,892

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of June 30, 2025 and 2024	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 27,410,921 shares issued and outstanding as of June 30, 2025, and 26,657,921shares issued and outstanding as of June 30, 2024	27,540	26,658
Additional paid-in capital	7,533,648	4,847,664
Accumulated other comprehensive income (loss)	(9,229)	16,862
Accumulated deficit	(5,745,600)	(2,298,849)
Total stockholders’ equity	1,807,191	2,593,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,859,558	$4,866,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2025	2024

Revenue	$-	$4,428,580
Revenue - related party	44,515	1,522,112
Total revenue	44,515	5,950,692

Cost of revenue	126,927	4,152,372

Gross profit (loss)	(82,412)	1,798,320

Operating expenses
Selling expenses	-	127,708
Share-based compensation	2,508,783	-
General and administrative expenses	784,492	513,411
Total operating expenses	3,293,275	641,119

Income (loss) from operations	(3,375,687)	1,157,201

Other income (expenses)
Interest expense, net	(30,409)	(23,683)
Other income (expenses), net	(114,887)	1,632
Total other expenses, net	(145,296)	(22,051)

Income (loss) before income taxes	(3,520,983)	1,135,150

Income tax provision	(74,232)	154,199

Net income (loss) from continuing operations	(3,446,751)	980,951

Net income from discontinued operations	-	1,869,563

Net income (loss)	$(3,446,751)	$2,850,514

Other comprehensive item
Foreign currency translation gain (loss)	(26,091)	6,530

COMPREHENSIVE INCOME (LOSS)	$(3,472,842)	$2,857,044

Weighted average common stock outstanding
Basic	26,979,067	26,657,921
Diluted	26,979,067	34,977,921

Net income (loss) from per share of common stock – Basic	$(0.13)	$0.11
Net income (loss) from per share of common stock – Diluted	$(0.13)	$0.08

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated loss	stockholders’ equity (deficit)
Balance as of June 30, 2023	832,000	$832	26,657,921	$26,658	$4,847,664	$10,332	$(5,149,363)	$(263,877)
Foreign currency translation adjustment	-	-	-	-	-	6,530	-	6,530
Disposal of subsidiaries	-	-	-	-	-	-	1,869,563	1,869,563
Net income for the period	-	-	-	-	-	-	980,951	980,951

Balance as of June 30, 2024	832,000	832	26,657,921	26,658	4,847,664	16,862	(2,298,849)	2,593,167

Foreign currency translation adjustment	-	-	-	-	-	(26,091)	-	(26,091)
Share-based compensation	-	-	881,409	882	2,685,984	-	-	2,686,866
Net loss for the period	-	-	-	-	-	-	(3,446,751)	(3,446,751)
Balance as of June 30, 2025	832,000	$832	27,539,330	$27,540	$7,533,648	$(9,229)	$(5,745,600)	$1,807,191

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,446,751)	$980,951
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expenses	2,440	2,861
Bad debt direct write-off and provision	86,026	-
Stock compensation expenses	2,508,783	-
Changes in operating assets and liabilities:
Accounts receivable	15,580	-
Accounts receivable - related party	1,226,980	(1,242,690)
Note receivable	161,491	(162,831)
Prepayments	(70,749)	691,314
Prepayments - related party	(188,642)	(255,359)
Other receivables	(373)	(8,169)
Inventory	-	801,929
Accounts payable	(143,860)	110,791
Accounts payable - related party	(1,215,728)	903,728
Accrued liabilities and other payables	56,361	15,281
Deferred revenue	624,772	(2,246,228)
Tax payables	(74,975)	146,934
Net cash used in operating activities	(458,645)	(261,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	561,420	48,249
Repayment to related parties	(358,091)	(352,329)
Repayment of loan	(140,222)	-
Proceed from loans	124,642	-
Net cash provided by (used in) financing activities	187,749	(304,080)

Effect of exchange rate change on cash and cash equivalents	1,940	(23,140)

NET DECREASE IN CASH & CASH EQUIVALENTS	(268,956)	(588,708)

CASH & CASH EQUIVALENTS, BEGINNING OF THE YEAR	310,859	899,567

CASH & CASH EQUIVALENTS, END OF THE YEAR	$41,903	$310,859
	-
Supplemental Cash Flows Information:
Cash paid for income tax	$-	$1,530
Cash paid for interest	$30,577	$28,773

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

On July 12, 2023, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”, son of Shang-Chiai Kung, who was then the Company’s principal shareholder, President and Chief Executive Officer), pursuant to which, Mr. Kung acquired all of the shares of the Company’s wholly owned subsidiary Guangdong Weiguan Ship Tech Co., Ltd (“Weiguan Ship”). In consideration for its interest in Weiguan Ship, the Company received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes.

Description of subsidiaries as of June 30, 2025 is as follows:

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

The Company’s accounts receivable and other receivables in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluate the expected credit losses. When establishing the loss rate, the Company makes the assessment based on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that a receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers an amount that it previously reserved for, the Company will reduce the specific allowance for credit losses.

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2025 and 2024, the Company had no allowance for doubtful accounts.

● Prepayments

The Company makes advances to certain vendors to purchase finished goods and service. The advances are interest-free and unsecured. As of June 30, 2025 and 2024, the Company had prepayment to vendors of $336,736 and $250,794, respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the years ended June 30, 2025 and 2024, there were no intangible asset impairments to be recorded.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries operating or which operated in the PRC, Taiwan and Hong Kong, maintain their books and records in their local currency, Renminbi (“RMB”), New Taiwan Dollar (“TWD”) and Hong Kong dollars (“HK$”), each of which is a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of changes in stockholder’s equity (deficit).

Translation of amounts from TWD and HK$ into US$ has been made at the following exchange rates as of June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024
Period/year-end HK$:US$ exchange rate	7.8499	7.8083
Period/annual average HK$:US$ exchange rate	7.7893	7.8190
Period/year-end TWD:US$ exchange rate	29.1800	32.4500
Period/annual average TWD:US$ exchange rate	32.0919	31.8278

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

● Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed similar to basic loss per share of common stock except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive (see Note 14).

● Related parties

Parties, which can be an entity or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

● Concentrations and credit risk

(a) Major customers

	Percentage of Revenue
	Years Ended June 30,
	2025	2024
A*	100.0%	-%
B	-%	30.2%
C	-%	29.7%
D	-	25.3%

*	Related party of the Company

(b) Major vendors

	Percentage of Purchase
	Years Ended June 30,
	2025	2024
A	93.52%	-%
B	-%	59.5%
C	-	11.7%

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

● Recent accounting pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

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

The Company had $41,903 of cash and cash equivalents and working capital deficit of approximately $0.62 million as of June 30, 2025, which included amounts prepayments to related parties of $0.94 million, and due to related parties of $0.34 million, and the Company generated a net loss of $3.45 million during the year ended June 30, 2025. The Company had an accumulated deficit of approximately $5.75 million as of June 30, 2025, and $0.46 million negative cash flow from operating activities during the period. The Company does not have sustained and stable income, and there is also significant uncertainty regarding its income for the next 12 months.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30, 2025	June 30, 2024
Finished goods, mainly parts	$4,249	$3,821
Total inventory	4,249	3,821
Less: Inventory impairment	-	-
Inventory, net	$4,249	$3,821

NOTE 5 – PREPAYMENTS

Prepayments consisted of the following:

	June 30, 2025	June 30, 2024

Prepayments to vendors	$336,736	$233,681
Prepaid service fee	17,969	17,113
Total prepayments	$354,705	$250,794

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE 6 – NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and will be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date or transfer the bank acceptance to its vendors in lieu of payment for its obligations. As of June 30, 2025 and June 30, 2024, the Company had notes receivable of $nil and $159,708, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2025	June 30, 2024

Office equipment	$2,810	$2,527
Subtotal	2,810	2,527
Less: Accumulated depreciation	(2,508)	(1,812)
Property, plant and equipment, net	$302	$715

Depreciation expenses for the years ended June 30, 2025 and 2024 were $449 and $452, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2025	June 30, 2024

Software	$7,882	$7,088
Total intangible assets	7,882	7,088
Less: Accumulated amortization	(7,882)	(5,118)

Intangible assets, net	$-	$1,970

Amortization expense for the years ended June 30, 2025 and 2024 were $1,991 and $2,409, respectively.

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2025	June 30, 2024

Accrued penalty	$-	$9,400
Accrued salaries	9,348	7,147
Accrued consulting fee	210,000	150,000
Accrued legal fee	28,631	-
Other payables	29,587	53,628
Total accrued liabilities and other payable	$277,566	$220,175

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

The Company recorded the $60,000 fine in September 2023. During the years ended June 30, 2025 and 2024, the Company made a payment of $9,400 and $50,600 to an escrow account, which fund was subsequently released to the SEC. As of June 30, 2025, the Company paid the penalty in full.

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE 10 – LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($0.16 million) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the years ended June 30, 2025 and 2024, the Company recorded and paid interest expenses of $15,580 and $14,401, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s Chairman (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year. The Company is currently working with the lender for additional extension of the loan. As of June 30,2025, the outstanding balance of this loan was $171,350. On July 31, 2025, this loan was repaid in full.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($0.38 million) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. On November 1, 2024, the Company repaid TWD 4.5 million ($0.14 million) to the bank, and the bank issued a new note for the remaining balance of TWD 7.5 million ($0.23 million) with same interest rate for the term from November 14, 2024 to May 14, 2025. This Loan was extended to November 14, 2025. During the year ended June 30, 2025, the Company recorded and paid interest expenses of $7,415. As of June 30, 2025, the outstanding balance of this new note was $257,026. On July 2, 2025, this loan was repaid in full.

On December 6, 2024, Vivic Taiwan entered into a new loan agreement with Taiwan Hua Nan Bank for loan amount of TWD 3,000,000 ($92,845). The loan is due on April 2, 2025, with an annual interest rate of approximately 3%, to be paid monthly. This Loan was extended to July 01, 2025. During the years ended June 30, 2025 and 2024, the Company recorded and paid interest expense of $1,485 and $9,676, respectively. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Hwang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp). As of June 30, 2025, the outstanding balance of this loan was $102,810. On July 1, 2025, this loan was repaid in full.

On January 20, 2025, Vivic Taiwan entered into loan agreement with a third-party company. Vivic Taiwan borrowed TWD 1,000,000 ($34,270) from this third-party company. The loan was due on April 20, 2025, with an annual interest rate of 8%, the principal and interest are due at maturity. This loan was extended to December 20, 2025. During the year ended June 30, 2025, the Company recorded and paid interest expenses of $616. As of June 30, 2025, the outstanding balance of this loan was $34,270. On July 31, 2025, this loan was repaid in full.

NOTE 11 – SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including interest of $427 monthly will begin 30 months from the loan disbursement date. For the years ended June 30, 2025 and 2024, the Company made payments of interest of $5,461 and $4,697 on the EIDL loan, respectively.

As of June 30, 2025, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending June 30,	Amount
2026	$5,124
2027	5,124
2028	5,124
2029	5,124
2030	5,124
Thereafter	61,880
Total	$87,500

NOTE 12 – TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

VIVC is registered in the State of Delaware and is subject to US federal corporate income tax rate of 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. However, the Company did not recognize any accrued interest and penalties related to unrecognized tax benefits during the years ended June 30, 2025 and 2024.

Taiwan

Vivic Taiwan operating in Taiwan is subject to the Taiwan Profits Tax at the income tax rate of 20% on the assessable income arising in Taiwan during its tax year. The operation in Taiwan incurred an operating loss and the provision for income tax (benefit) for the years ended June 30, 2025 and 2024 was $(74,232) and $154,199.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the years ended June 30, 2025 and 2024.

The reconciliation of income tax rate to the US effective income tax rate based on income before income taxes for the years ended June 30, 2025 and 2024 are as follows:

	Years ended June 30,
	2025	2024
Income (Loss) before income taxes	$(3,520,983)	$3,004,713
Statutory income tax rate	(739,406)	630,990
Tax rate difference	5,738	(92,355)
Prior year tax adjustment	(74,976)	-
Valuation allowance	734,412	(384,436)

Income tax expense	$(74,232)	$154,199

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024

Deferred tax assets on
Net operating loss carryforwards:
- United States	$645,776	$26,009
- Taiwan	113,709	-
- Hong Kong	629	437
Total	760,115	26,446
Less: valuation allowance	(760,115)	(26,446)

Deferred tax assets, net	$-	$-

As of June 30, 2025, the Company’s continuing operations had $3,446,751 of net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $760,115 based on the expected future tax benefits from the net operating loss from the Company’s continuing operations carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 13 – STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of June 30, 2025 and 2024, the Company had 832,000 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share, each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock, and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with fair value of $1,932,000 to its chairman and the five new directors in consideration of their agreements to serve for the one-year beginning from August 1, 2024. The Company had $161,000 prepayment to related parties as reflected on the balance sheets. During the year ended June 30, 2025, the Company expensed $1,771,000 from the prepayment as stock compensation expense (see Note 15).

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. The Company had $17,083 prepayment to related parties as reflected on the balance sheets. During the year ended June 30, 2025, the Company recorded $85,417 stock compensation expense for shares issued to Mr. Lai.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm, approved by the Board on October 8, 2024. The Company will pay the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month to be paid quarterly. The Company terminated the service with this IR firm during the three months ended March 31, 2025. During the year ended June 30, 2025, the Company issued 3,000 shares of the Company’s common stock and recorded $8,200 stock compensation expense in respect of this agreement.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the year ended June 30, 2025, the Company recorded $180,000 stock compensation expense for shares to be issued to Mr. Wong.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the year ended June 30, 2025, the Company recorded $450,000 stock compensation expense for shares to be issued to Mr. Wang.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one-year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the year ended June 30, 2025, the Company recorded $14,166 stock compensation expense for shares to be issued to Mr. Liao.

As of June 30, 2025 and 2024, the Company had 27,410,921 and 26,657,921 shares of its common stock issued and outstanding, respectively.

NOTE 14 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the years ended June 30, 2025 and 2024:

	Years ended June 30,
	2025	2024
Net income (loss) for basic and diluted attributable to Vivic Corp - continuing operations	$(3,446,751)	$980,951
Net income (loss) for basic and diluted attributable to Vivic Corp – discontinued operations	-	1,869,563
Weighted average common stock outstanding – Basic	26,979,067	26,657,921
Dilutive impact of preferred stock	8,320,000	8,320,000
Weighted average common stock outstanding – Diluted	26,979,067	34,977,921
Net income (loss) per share of common stock – basic, continuing operations	(0.13)	0.04
Net income (loss) per share of common stock – diluted, continuing operations	(0.13)	0.03
Net income (loss) per share of common stock – basic, discontinued operations	-	0.07
Net income (loss) per share of common stock –diluted, discontinued operations	$-	$0.05

*	Net loss per share was the same for the basic and diluted weighted average shares outstanding for the year ended June 30, 2025 due to anti-dilution feature resulting from the net loss.

NOTE 15 – RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Kung Hwang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Shang-Chiai Kung	Chairman of Vivic Corp.
Kun-Teng Liao*	COO
Tse-Ling Wang	CEO
Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Fujian Jiaxin Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity

*	On October 9, 2024, Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member. Mr. Kun-Teng Liao began to function in the capacity of the Company’s Chief Operating Officer and was officially appointed as the Company’s Chief Operating Officer effective January 25, 2025.

b. Prepayments - related party

As of June 30, 2025 and 2024, the Company had prepayment to Weiguan Ship of $312,169 and $250,462.

As of June 30, 2025, the Company had prepayment to Fujian Jiaxin Company Limited of $445,894.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock during the year ended June 30, 2025 with a fair value of 1,932,000 as prepaid stock compensation expense. During the year ended June 30, 2025, the Company expensed 1,771,000 from prepaid expense as stock compensation expense. As of June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of $161,000, as reflected in prepayments - related party on the consolidated balance sheets.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the year ended June 30, 2025, the Company recorded $85,417 stock compensation expense for shares issued to Mr. Lai. As of June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of $17,083, as reflected in prepayments - related party on the consolidated balance sheets.

c. Due from related parties

Due from related parties consisted of the following:

Name	June 30, 2025	June 30, 2024
Weiguan Ship (1)	$2,512,934	$2,365,420
Yun-Kuang Kung (2)	-	186,948
Total	$2,512,934	$2,552,368

As of June 30, 2025, the due from related parties consisted of the following:

(1)	The Company had a receivable from Weiguan Ship for $2,512,934 as of June 30, 2025. Weiguan Ship was owned by the Company prior to June 30, 2023, any amount due was eliminated at consolidation prior to June 30, 2023.

(2)	On June 16, 2023, the Company loaned $0.31 million to Yun-Kuang Kung. The amount is non-interest bearing and is payable on May 31, 2026. As collateral security for the amount due, Yun-Kuang Kung has agreed to grant the Company a lien on a yacht with a book value of approximately $400,000. During the year ended June 30, 2025, Yun-Kuang Kung repaid the amount due to the Company in full.

d. Due to related parties

Due to related parties consisted of the following:

Name	June 30, 2025	June 30, 2024

Kung Hwang Liu Shiang	$54,205	$2,815
Yun-Kuang Kung	106,198	-
Shang-Chiai Kung	178,651	183,816
Total	$339,054	$186,631

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2025 and 2024, the Company has no material commitments and contingencies.

NOTE 17– SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the consolidated financial statements were issued and determined the Company had no major subsequent events that need to be disclosed.

