Form 10-Q
period 2025-09-30
VIVIC CORP.
filed 2025-11-14
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 13, 2025, there were 27,678,419 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

For the Quarter Ended September 30, 2025

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

PART I - FINANCIAL INFORMATION

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,756	$41,903
Prepayments	275,097	354,705
Prepayments - related party	756,661	936,146
Other receivables	-	9,319
Inventory	-	4,249
Total current assets	1,040,514	1,346,322

Non-current assets
Due from related parties	1,756,752	2,512,934
Property and equipment, net	-	302
Total non-current assets	1,756,752	2,513,236

TOTAL ASSETS	$2,797,266	$3,859,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$308,287	$277,566
Deferred revenue	540,748	698,691
Tax payable	-	84,100
Due to related parties	337,672	339,054
Short-term loan	-	565,456
Total current liabilities	1,186,707	1,964,867

Non-Current liabilities
SBA loan payable	87,500	87,500
Total non-current liabilities	87,500	87,500

TOTAL LIABILITIES	1,274,207	2,052,367

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of September 30, 2025 and June 30, 2025	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 27,410,921 shares issued and outstanding as of September 30, 2025, and 27,410,921 shares issued and outstanding as of June 30, 2025	27,715	27,540
Additional paid-in capital	7,616,930	7,533,648
Accumulated other comprehensive loss	(2,015)	(9,229)
Accumulated deficit	(6,120,403)	(5,745,600)
Total stockholders’ equity	1,523,059	1,807,191

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,797,266	$3,859,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,
	2025	2024

Revenue	$-	$-
Revenue - related party	-	44,243
Total revenue	-	44,243

Cost of revenue	-	128,584

Gross loss	-	(84,341)

Operating expenses
Share-based compensation	261,539	332,592
General and administrative	111,017	159,162
Total operating expenses	372,556	491,754

Loss from operations	(372,556)	(576,095)

Other income (expenses)
Interest expense, net	(3,288)	(7,958)
Other income (expenses), net	1,041	(455)
Total other expenses, net	(2,247)	(8,413)

Loss before income taxes	(374,803)	(584,508)

Income tax provision	-	-

Net loss	$(374,803)	$(584,508)

Other comprehensive item
Foreign currency translation gain	7,214	2,359

COMPREHENSIVE LOSS	$(367,589)	$(582,149)

Weighted average common stock outstanding
Basic	27,611,979	26,375,770
Diluted	27,611,979	26,375,770

Net loss per share of common stock – Basic	$(0.01)	$(0.02)
Net lossper share of common stock – Diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	income (loss)	loss	equity
Balance as of June 30, 2025	832,000	$832	27,539,330	$27,540	$7,533,648	$(9,229)	$(5,745,600)	$1,807,191
Foreign currency translation adjustment	-	-	-	-	-	7,214	-	7,214
Share-based compensation	-	-	174,924	175	83,282	-	-	83,457
Net loss for the period	-	-	-	-	-	-	(374,803)	(374,803)
Balance as of September 30, 2025	832,000	$832	27,714,254	$27,715	$7,616,930	$(2,015)	$(6,120,403)	$1,523,059

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

					Additional	Accumulated other		Total
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	shareholder’
	No. of shares	Amount	No. of shares	Amount	capital	income	loss	equity
Balance as of June 30, 2024	832,000	$832	26,657,921	$26,658	$4,847,664	$16,862	$(2,298,849)	$2,593,167
Foreign currency translation adjustment	-	-	-	-	-	2,359	-	2,359
Share-based compensation	-	-	700,000	700	1,941,892	-	-	1,942,592
Net income for the period	-	-	-	-	-	-	(584,508)	(584,508)
Balance as of September 30, 2024	832,000	$832	27,357,921	$27,358	$6,789,556	$19,221	$(2,883,357)	$3,953,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(374,803)	$(584,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	-	705
Loss on disposal of fixed assets	294	-
Stock compensation expenses	261,539	332,592
Changes in operating assets and liabilities:
Accounts receivable	-	15,485
Accounts receivable - related party	-	1,226,980
Note receivable	-	160,504
Prepayments	69,645	123,404
Prepayments- related party		(312,000)
Other receivables	9,082	(1,221)
Inventory	4,141	-
Accounts payable	-	(142,981)
Accounts payable - related party	-	(903,728)
Accrued liabilities and other payables	30,913	14,216
Deferred revenue	(153,909)	(59,224)
Tax payables	(81,953)	-
Net cash used in operating activities	(235,051)	(129,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related party	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	1,450,055	77,426
Repayment to related parties	(697,896)	(46,031)
Repayment of loans	(551,016)	-
Net cash provided by financing activities	201,143	31,395

Effect of exchange rate change on cash and cash equivalents	761	781

NET DECREASE IN CASH & CASH EQUIVALENTS	(33,147)	(97,600)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	41,903	310,859

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$8,756	$213,259
	-
Supplemental Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$3,283	$7,965

Supplemental disclosures of non-cash financing activities:
Shares issued as prepayment to the Company’s Chairman and Directors	$-	$1,610,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company”) was established under the corporate laws of the State of Nevada on February 16, 2017. Beginning with a change in management resulting from a change in control of the Company which occurred at the end of 2018, the Company has explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. More recently, the Company determined to focus its efforts on yacht sales in Taiwan and other selected regions throughout the world. The Company is the exclusive distributor of Monte-Fino yachts in Asia and the Middle East and is the non-exclusive distributor in other territories throughout the world for which Monte-Fino has not appointed an exclusive distributor. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

The Company’s headquarter was maintained at its branch in the Republic of China (“ROC” or “Taiwan”), Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It is mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. In connection with this decision, the Company commenced the wind-down and deregistration of Vivic Taiwan, which is expected to be completed by the end of 2025. Going forward, our business activities will be conducted primarily through our U.S. entity.

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

Description of subsidiaries as of September 30, 2025 is as follows:

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2025 and June 30, 2025, the Company had no allowance for doubtful accounts.

● Prepayments

The Company makes advances to certain vendors to purchase finished goods and service. The advances are interest-free and unsecured. As of September 30, 2025 and June 30, 2025, the Company had prepayment to vendors of $263,298 and $336,736, respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three months ended September 30, 2025 and 2024, there were no intangible asset impairments to be recorded.

● Deferred revenue

Deferred revenue represents advance payments made by a customer for goods and services the Company will provide in the future. Due to its short-term nature, deferred revenue is usually satisfied within the 12 months.

● Revenue recognition

In accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from processing, distribution, and sales of its products, mainly yachts. The Company recognizes its revenue at a point in time when the control of the products has been transferred to customers.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates as of September 30, 2025 and June 30, 2025 and for the three months ended September 30, 2025 and 2024. Translation of amounts from TWD and HK$ into US$ has been made at the following exchange rates as of September 30, 2025 and June 30, 2025 and for the three months ended September 16, 2025 and three months ended September 30, 2024.

	September 16, 2025 *	September 30, 2025	September 30, 2024	June 30, 2025
Period/year-end HK$:US$ exchange rate		7.7809	7.7693	7.8499
Period/annual average HK$:US$ exchange rate		7.8205	7.7992	7.7893
Period/year-end TWD:US$ exchange rate	30.1000	-	31.65	29.18
Period/annual average TWD:US$ exchange rate	29.8774	-	32.2891	32.0919

*	date of closing up Vivic TW’s accounting records due to its closure

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

● Concentrations and credit risk

(a) Major customers

	Percentage of Revenue
	Three Months Ended September 30,
	2025	2024
A	-%	100.00%

(b) Major vendors

	Percentage of Purchase
	Three Months Ended September 30,
	2025	2024
A	-%	92.0%

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

The Company had $8,756 of cash and cash equivalents and working capital deficit of approximately $0.15 million as of September 30, 2025, which included amounts prepayments to related parties of $0.76 million, and the Company generated a net loss of $0.37 million during the three months ended September 30, 2025. The Company had an accumulated deficit of approximately $6.12 million as of September 30, 2025, and $0.24 million negative cash flow from operating activities during the period. The Company does not have sustained and stable income, and there is also significant uncertainty regarding its income for the next 12 months.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30, 2025	June 30, 2025
Finished goods, mainly parts	$-	$4,249
Total inventory	-	4,249
Less: Inventory impairment	-	-
Inventory, net	$-	$4,249

NOTE 5 – PREPAYMENTS

Prepayments consisted of the following:

	September 30, 2025	June 30, 2025

Prepayments to vendors	$263,298	$336,736
Prepaid service fee	11,799	17,969
Total prepayments	$275,097	$354,705

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2025	June 30, 2025

Office equipment	$-	$2,810
Subtotal	-	2,810
Less: Accumulated depreciation	-	(2,508)
Property, plant and equipment, net	$-	$302

Depreciation expenses for the three months ended September 30, 2025 and 2024 were nil and $111, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2025	June 30, 2025

Software	$-	$7,882
Total intangible assets	-	7,882
Less: Accumulated amortization	-	(7,882)

Intangible assets, net	$-	$-

Amortization expense for the three months ended September 30, 2025 and 2024 were $nil and $594, respectively.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30, 2025	June 30, 2025

Accrued salaries	-	9,348
Accrued consulting fee	$225,000	$210,000
Accrued legal fee	28,631	28,631
Other payables	54,656	29,587
Total accrued liabilities and other payable	$308,287	$277,566

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE 9 – LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($0.16 million) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three months ended September 30, 2025 and 2024, the Company recorded and paid interest expenses of $1,395 and $3,871, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s Chairman (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year. The Company is currently working with the lender for additional extension of the loan. As of September 30,2025, the outstanding balance of this loan was $nil. On July 31, 2025, this loan was repaid in full.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($0.38 million) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. On November 1, 2024, the Company repaid TWD 4.5 million ($0.14 million) to the bank, and the bank issued a new note for the remaining balance of TWD 7.5 million ($0.23 million) with same interest rate for the term from November 14, 2024 to May 14, 2025. This Loan was extended to November 14, 2025. During the three months ended September 30, 2025, the Company recorded and paid interest expenses of $314. As of June 30, 2025, the outstanding balance of this new note was $257,026. On July 2, 2025, this loan was repaid in full.

On December 6, 2024, Vivic Taiwan entered into a new loan agreement with Taiwan Hua Nan Bank for loan amount of TWD 3,000,000 ($92,845). The loan is due on April 2, 2025, with an annual interest rate of approximately 3%, to be paid monthly. This Loan was extended to July 01, 2025. During the three months ended September 30, 2025, the Company recorded and paid interest expense of $298. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Hwang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp). As of September 30, 2025, the outstanding balance of this loan was $nil. On July 1, 2025, this loan was repaid in full.

On January 20, 2025, Vivic Taiwan entered into loan agreement with a third-party company. Vivic Taiwan borrowed TWD 1,000,000 ($34,270) from this third-party company. The loan was due on April 20, 2025, with an annual interest rate of 8%, the principal and interest are due at maturity. This loan was extended to December 20, 2025. During the three months ended September 30, 2025, the Company recorded and paid interest expenses of $nil. As of June 30, 2025, the outstanding balance of this loan was $nil. On July 31, 2025, this loan was repaid in full.

NOTE 10 – SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including interest of $427 monthly will begin 30 months from the loan disbursement date. For the three months ended September 30, 2025 and 2024, the Company made payments of interest of $1,281 and $1,618 on the EIDL loan, respectively.

As of September 30, 2025, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending September 30,	Amount
2026	$5,124
2027	5,124
2028	5,124
2029	5,124
2030	5,124
Thereafter	61,880
Total	$87,500

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of September 30, 2025 and June 30, 2025, the Company had 832,000 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share, each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock, and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with fair value of $1,932,000 to its chairman and the five new directors in consideration of their agreements to serve for the one-year beginning from August 1, 2024. During the three months ended September 30, 2025 and 2024, the Company recorded $161,000 and $322,000 from the prepayment as stock compensation expense.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kuang and Kung Hwang Liu Shiang to serve as the Company’s independent directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the three months ended September 30, 2025, the Company recorded $728 in stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as independent directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. On October 17, 2025, all three individuals resigned from their positions as directors of the Company. For the three months ended September 30, 2025, the Company recorded $728 in stock-based compensation expense related to these agreements.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the three months ended September 30, 2025 and 2024, the Company recorded $17,083 and $8,542 stock compensation expense for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

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

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the three months ended September 30, 2025 and 2024, the Company recorded $90,000 and nil stock compensation expense for shares to be issued to Mr. Wong. On October 17,2025, Andy F Wong resigned his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the three months ended September 30, 2025 and 2024, the Company recorded $190,500 and $ nil stock compensation expense for shares to be issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned his positions as President, Chief Executive Officer, and Secretary of the Company. At the same time, Mr. Tse-Ling Wang agreed to forgo the 87,500 shares that were to be granted for the service period from January 1, 2025, to July 31, 2025. During the period from January 7, 2025 to October 17, 2025, Mr. Tse-Ling Wang was entitled to 208,333 restricted stock units under the agreement. After deducting the 87,500 shares forgone as mentioned above, the remaining number of shares to be issued was 120,833 shares.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended September 30, 2025 and 2024, the Company recorded $8,500 and $nil stock compensation expense for shares to be issued to Mr. Liao.

As of September 30, 2025 and June 30, 2025, the Company had 27,410,921 and 27,410,921 shares of its common stock issued, respectively.

NOTE 12 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net (loss) income per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30, 2025 and 2024:

	Three Months ended September 30,
	2025	2024
Net loss for basic and diluted attributable to Vivic Corp	$(374,803)	$(584,508)
Weighted average common stock outstanding – Basic	27,611,979	26,375,770
Dilutive impact of preferred stock	8,320,000	8,320,000
Weighted average common stock outstanding – Diluted	27,611,979	26,375,770
Net loss per share of common stock – basic	(0.01)	(0.02)
Net loss per share of common stock – diluted	$(0.01)	$(0.02)

*	Net loss per share was the same for the basic and diluted weighted average shares outstanding for the three months ended September 30, 2025 and 2024 due to anti-dilution feature resulting from the net loss.

NOTE 13 – RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Kung Hwang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Shang-Chiai Kung	Chairman of Vivic Corp.
Kun-Teng Liao*	COO
Tse-Ling Wang	CEO
Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Fujian Jiaxin Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Anhua Tu	Shareholder of Vivic corp.
Chengwei Kung	Grandson of the Chairman of Vivic Crop

*	On October 9, 2024, Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member. Mr. Kun-Teng Liao began to function in the capacity of the Company’s Chief Operating Officer and was officially appointed as the Company’s Chief Operating Officer effective January 25, 2025.

b. Prepayments - related party

As of September 30, 2025 and June 30, 2025, the Company had prepayment to Weiguan Ship of $312,169 and $312,169.

As of September 30, 2025 and June 30, 2025, the Company had prepayment to Fujian Jiaxin Company Limited of $444,492 and $445,894.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock during the year ended June 30, 2025 with a fair value of 1,932,000 as prepaid stock compensation expense. During the three months ended September 30, 2025 and 2024, the Company recorded $161,000 and $322,000 from prepayment as stock compensation expense. As of September 30, 2025 and June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of nil and $161,000, as reflected in prepayments - related party on the consolidated balance sheets, respectively.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended September 30, 2025 and 2024, the Company recorded $17,083 and $8,542 stock compensation expense for shares issued to Mr. Lai. As of September 30, 2025 and June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of $nil and $17,083, as reflected in prepayments - related party on the consolidated balance sheets, respectively.

c. Due from related parties

Due from related parties consisted of the following:

Name	September 30, 2025	June 30, 2025
Weiguan Ship (1)	$1,714,752	$2,512,934
Anhua Tu	42,000
Total	$1,756,752	$2,512,934

As of September 30, 2025, the due from related parties consisted of the following:

(1)

The Company had a receivable from Weiguan Ship for $1,714,752 as of September 30, 2025. Weiguan Ship was owned by the Company prior to June 30, 2023, any amount due was eliminated at consolidation prior to June 30, 2023.

On September 30, 2025, Vivic Corp. (“Party A”) entered into a Debt and Obligation Transfer Agreement with Yun-Kuang Kung (“Party B”), Kung Hwang Liu Shiang (“Party C”), and Weiguan Ship (“Party D”). Pursuant to the agreement, Party C transferred its creditor rights, with an outstanding balance of approximately $0.35 million, to Party B, and Party B agreed to accept such creditor rights.

As the legal representative of Party D, Party B also agreed to offset the transferred creditor rights against the debt owed by Party D to Party A. Subsequently, Party B agreed to offset $0.30 million of its creditor rights against the debt owed by Party D to Party A. Upon this settlement, the corresponding portion of the creditor–debtor relationship was fully resolved, and neither party shall have any further claims or liabilities related to that portion.

After the completion of this Debt and Obligation Transfer Agreement, the total outstanding amount due from Weiguan Ship is $1.6 million.

d. Due to related parties

Due to related parties consisted of the following:

Name	September 30, 2025	June 30, 2025

Kung Hwang Liu Shiang	$2,823	$54,205
Yun-Kuang Kung	106,198	106,198
Shang-Chiai Kung	178,651	178,651
Chengwei Kung	50,000	-
Total	$337,672	$339,054

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2025 and June 30, 2025, the Company has no material commitments or contingencies.

NOTE 15– SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the consolidated financial statements were issued and determined the Company has the following subsequent events that need to be disclosed.

On October 17, 2025, the Company entered an employment agreement with Mr. Chen-Hon Chuang to serve as the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for an initial term expiring October 16, 2026. The agreement was approved by the Board on October 17, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares.

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

Comparison of results of operations for the three months ended September 30, 2025, and 2024

	2025	% of sales	2024	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$-	-%	$-	-%
Revenue-related party, net	-	-%	44,243	100.00%	(44,243)	(100.00)%
Total revenue	-	-%	44,243	100.00%	(44,243)	(100.00)%
Cost of revenue	-	-%	128,584	290.63%	(128,584)	(100.00)%
Gross loss	-	-%	(84,341)	(190.63)%	84,341	(100.00)%
Selling expense	-	-	-	-%	-	-%
General and administrative expenses	111,017	-%	159,162	359.75%	(48,145)	(30.25)%
Stock based compensation	261,539	-%	332,592	751.74%	(71,053)	(21.36)%
Total operating expenses	372,556	-%	491,754	1,111.48%	(119,198)	(24.24)%
Loss from operations	(372,556)	-%	(576,095)	(1,302.12)%	203,539	(35.33)%
Interest expenses, net	(3,288)	-%	(7,958)	(17.99)%	4,670	(58.68)%
Other income (expenses), net	1,041	-%	(455)	(1.03)%	1,496	(328.79)%
Loss before income taxes	(374,803)	-%	(584,508)	(1,321.13)%	209,705	(35.88)%
Income tax expense	-	-%	-	-%	-	-%
Net loss	(374,803)	-%	(584,508)	(1,321.13)%	209,705	(35.88)%

Revenue

Revenue was $nil and $44,243 for the three months ended September 30, 2025 and 2024, respectively. The revenue for the three months ended September 30, 2024 was mainly from the sale of yacht models to one of the Company’s directors.

Cost of revenue

Cost of revenue was $nil for the three months ended September 30, 2025. Cost of revenue was $128,584 for the three months ended September 30, 2024. We did not have cost of revenues for the three months ended September 30, 2025 was mainly due to no sales. The cost of revenues in three months ended September 30, 2024 was mainly due to costs associated with yacht model sales. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts.

Gross profit (loss)

There was no gross profit (loss) for the three months ended September 30, 2025 as we had no sales. Gross loss for the three months ended September 30, 2024 was $84,341 as we had no regular but only sales of yacht models to a director at below cost for promotion and marketing purpose.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were $nil and $nil for the three months ended September 30, 2025 and 2024, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, and expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $111,017 for the three months ended September 30, 2025, compared to $159,162 for the three months ended September 30, 2024, a decrease of $48,145 or 30.25%. The decrease of general and administrative (“G&A”) expenses mainly reflected decreased professional fee by $17,251, decreased subcontract labor expenses by $29,860, and decreased payroll expense by $3,873, which was partly offset by increased bank service fee by $1,205 and increased insurance expense by $1,172.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the three months ended September 30, 2024 and 2025, the Company expensed $161,000 and $322,000 from the prepayment as stock compensation expense.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kuang and Kung Hwang Liu Shiang to serve as the Company’s independent directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the three months ended September 30, 2025, the Company recorded $728 in stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as independent directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. On October 17, 2025, all three individuals resigned from their positions as directors of the Company. For the three months ended September 30, 2025, the Company recorded $728 in stock-based compensation expense related to these agreements.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the three months ended September 30, 2025 and 2024, the Company recorded $17,083 and $8,542 stock compensation expense for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

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

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the three months ended September 30, 2025 and 2024, the Company recorded $90,000 and $nil stock compensation expense for shares to be issued to Mr. Wong. On October 17, 2025, Andy F Wong resigned his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the three months ended September 30, 2025 and 2024, the Company recorded $190,500 and $ nil stock compensation expense for shares to be issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned his positions as President, Chief Executive Officer, and Secretary of the Company. At the same time, Mr. Tse-Ling Wang agreed to forgo the 87,500 shares that were to be granted for the service period from January 1, 2025, to July 31, 2025. During the period from January 7, 2025, to October 17, 2025, Mr. Tse-Ling Wang was entitled to 208,333 restricted stock units under the agreement. After deducting the 87,500 shares forgone as mentioned above, the remaining number of shares to be issued is 120,833 shares.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended September 30, 2025 and 2024, the Company recorded $8,500 and $nil stock compensation expense for shares to be issued to Mr. Liao.

Other income (expenses), net

Net other expenses were $2,247 for the three months ended September 30, 2025, and $8,413 for the three months ended September 30, 2024. For the three months ended September 30, 2025, net other expenses mainly consisted of interest expense of $3,288, which was partly offset by other income of $1,041. For the three months ended September 30, 2024, net other expenses mainly consisted of interest expense of $7,958, and other expenses of $455.

Net loss

We had a net loss of $374,803 for the three months ended September 30, 2025, compared to a net loss of $584,508 for the three months ended September 30, 2024, a decrease in our net loss of $209,705 or 35.88%. The decrease in our net loss from continuing operations was mainly due to the decrease in gross loss, decreased general and administrative expense and decreased share-based compensation as described above.

LIQUIDITY AND GOING CONCERN

We had $8,756 cash and cash equivalents, and working capital deficit of $0.15 million as of September 30, 2025, and generated a net loss of $0.37 million during the three months ended September 30, 2025. Of the assets included in working capital, approximately prepayment to related parties of $0.77 million. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2025 and 2024.

	2025	2024
Net cash used in operating activities	$(235,051)	$(129,776)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$201,143	$31,395

Net cash used in operating activities

Net cash used in operating activities was $235,051 for the three months ended September 30, 2025, compared to net cash used in operating activities of $129,776 for the three months ended September 30, 2024. The increase in cash used in operating activities was principally attributable to 1) decreased cash inflow from accounts receivable and accounts receivable from related party by $1,242,465, 2) decreased cash inflow from note receivable of $160,504, 3) increased cash outflow on tax payables by $81,953, and 4) increased cash outflow on deferred revenue by $94,685, which was partly offset by 1) the decrease in our loss after adjustments to reconcile net loss to net cash used in operating activities by $138,249, 2) decreased cash outflow on accounts payable and accounts payable to related party by $1,046,709, 3) increased cash inflow from accrued liabilities and other payables by $16,697, 4) decreased cash outflow on deposit and prepayments and deposit and prepayments to related party by $258,241, and 5) decreased cash outflow on other receivables by $10,303.

Net cash used in investing activities

Net cash used in investing activities was nil and nil for the three months ended September 30, 2025 and 2024.

Net cash provided by financing activities

Net cash provided by financing activities was $201,143 for the three months ended September 30, 2025, compared to net cash provided by financing activities of $31,395 for the three months ended September 30, 2024. Net cash provided by financing activities for the three months ended September 30, 2025, consisted of proceeds from related party of $1,450,055, which was partly offset by repayments to related parties of $697,896 and repayment of third party loans of $551,016. Net cash provided by financing activities for the three months ended September 30, 2024, consisted of proceeds from related party advances of $77,426, which was partly offset by payments to related parties of $46,031.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had $8,756 cash and cash equivalents and working capital deficit of approximately $146,193 as of September 30, 2025, which included prepayments to related parties of $0.76 million and due to related parties of $0.34 million. We generated a net loss of $0.37 million during the three months ended September 30, 2025, and we had an accumulated deficit of approximately $6.12 million as of September 30, 2025, and generated negative cash flow from operating activities during the period of $0.24 million. We do not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

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

Existing working capital, further advances and the issuance of debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements apart from amounts outstanding under our EIDL loan and our loan with Taiwan Hua Nan Bank. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments to our principal shareholders. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with our business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at September 30, 2025 was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended June 30, 2025 (the “2025 Form 10-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2025 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2025, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

VIVIC, CORP.

Dated: November 14, 2025	By:	/s/ Chen-Hon Chuang
Chen-Hon Chuang
Chief Executive Officer
(Principal Executive Officer)

