Form 10-Q
period 2025-12-31
VIVIC CORP.
filed 2026-02-13
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of February 10, 2026, there were 27,678,419 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

For the Quarter Ended December 31, 2025

INDEX

		Page

Note Regarding Forward Looking Statements		3

Part I - Financial Information		4

Item 1.	Financial Statements (unaudited)	4

	Condensed Consolidated Balance Sheets as of December 31, 2025 (Unaudited) and June 30, 2025	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2025 and 2024	5

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended December 31, 2025 and 2024	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2025 and 2024	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II - Other Information		33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures.	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	35

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025 (Unaudited)	June 30, 2025

ASSETS
Current assets
Cash and cash equivalents	$17,906	$41,903
Prepayments	269,468	354,705
Prepayments - related party	759,494	936,146
Other receivables	-	9,319
Inventory	-	4,249
Total current assets	1,046,868	1,346,322

Non-current assets
Due from related parties	1,707,724	2,512,934
Property and equipment, net	-	302
Total non-current assets	1,707,724	2,513,236

TOTAL ASSETS	$2,754,592	$3,859,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$287,828	$277,566
Deferred revenue	540,748	698,691
Tax payable	-	84,100
Due to related parties	365,171	339,054
Short-term loan	-	565,456
Total current liabilities	1,193,747	1,964,867

Non-current liabilities
SBA loan payable	87,500	87,500
Total non-current liabilities	87,500	87,500

TOTAL LIABILITIES	1,281,247	2,052,367

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of December 31, 2025 and June 30, 2025	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 27,678,419 shares issued and outstanding as of December 31, 2025 and 27,410,921 shares issued and outstanding as of June 30, 2025	27,715	27,540
Additional paid-in capital	7,693,464	7,533,648
Accumulated other comprehensive loss	(2,116)	(9,229)
Accumulated deficit	(6,246,550)	(5,745,600)
Total stockholders’ equity	1,473,345	1,807,191

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,754,592	$3,859,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-
Revenue - related party	-	-	-	44,243
Total revenue	-	-	-	44,243

Cost of revenue	-	-	-	128,584

Gross loss	-	-	-	(84,341)

Operating expenses
Share-based compensation	73,622	514,775	335,161	847,367
General and administrative	52,930	329,402	163,947	488,564
Total operating expenses	126,552	844,177	499,108	1,335,931

Loss from operations	(126,552)	(844,177)	(499,108)	(1,420,272)

Other income (expenses)
Interest expense, net	(1,281)	(7,316)	(4,569)	(15,274)
Other income (expenses), net	1,686	(110,454)	2,727	(110,909)
Total other income (expenses), net	405	(117,770)	(1,842)	(126,183)

Loss before income taxes	(126,147)	(961,947)	(500,950)	(1,546,455)

Income tax provision	-	738	-	738

Net loss	$(126,147)	$(962,685)	$(500,950)	$(1,547,193)

Other comprehensive item
Foreign currency translation gain (loss)	(101)	1,871	7,113	4,230

COMPREHENSIVE LOSS	$(126,248)	$(960,814)	$(493,837)	$(1,542,963)

Weighted average common stock outstanding
Basic	27,673,829	27,406,313	27,622,332	27,035,921
Diluted	27,673,829	27,406,313	27,622,332	27,035,921

Net loss per share of common stock – Basic	$(0.005)	$(0.04)	$(0.02)	$(0.06)
Net loss per share of common stock – Diluted	$(0.005)	$(0.04)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	income (loss)	loss	equity
Balance as of June 30, 2025	832,000	$832	27,539,330	$27,540	$7,533,648	$(9,229)	$(5,745,600)	$1,807,191
Foreign currency translation adjustment	-	-	-	-	-	7,214	-	7,214
Share-based compensation	-	-	106,591	107	83,350	-	-	83,457
Net loss for the period	-	-	-	-	-	-	(374,803)	(374,803)
Balance as of September 30, 2025	832,000	832	27,645,921	27,647	7,616,998	(2,015)	(6,120,403)	1,523,059
Foreign currency translation adjustment	-	-				(101)		(101)
Share-based compensation	-	-	68,197	68	76,466			76,534
Net loss for the period	-	-					(126,147)	(126,147)
Balance as of December 31, 2025	832,000	$832	27,714,118	$27,715	$7,693,464	$(2,116)	$(6,246,550)	$1,473,345

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	income	Loss	equity
Balance as of June 30, 2024	832,000	$832	26,657,921	$26,658	$4,847,664	$16,862	$(2,298,849)	$2,593,167
Foreign currency translation adjustment	-	-	-	-	-	2,359	-	2,359
Share-based compensation	-	-	700,000	700	1,941,892	-	-	1,942,592
Net income for the period	-	-	-	-	-	-	(584,508)	(584,508)
Balance as of September 30, 2024	832,000	$832	27,357,921	$27,358	$6,789,556	$19,221	$(2,883,357)	$3,953,610
Foreign currency translation adjustment	-	-	-	-	-	1,871	-	1,871
Share-based compensation	-	-	53,000	53	100,055	-		100,108
Net income for the period	-	-	-	-	-	-	(962,685)	(962,685)
Balance as of December 31, 2024	832,000	$832	27,410,921	$27,411	$6,889,611	$21,092	$(3,846,042)	$3,092,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500,950)	$(1,547,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	294	1,409
Loss on disposal of fixed assets	-	-
Stock compensation expenses	335,161	847,367
Changes in operating assets and liabilities:
Accounts receivable	-	15,474
Accounts receivable - related party	-	1,226,980
Note receivable	-	160,391
Deposit and prepayments	72,581	181,052
Deposit and prepayments- related party	2,833	-
Other receivables	9,103	(463)
Inventory	4,150	-
Accounts payable	-	(141,320)
Accounts payable - related party	-	(1,215,728)
Accrued liabilities and other payables	10,435	57,751
Deferred revenue	(154,257)	(29,007)
Tax payables	(82,137)	-
Net cash used in operating activities	(302,787)	(443,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	1,531,210	512,630
Repayment to related parties	(699,373)	(279,944)
Repayment to loans	(552,257)	(139,268)
Proceeds from loans	-	92,845
Net cash provided by financing activities	279,580	186,263

Effect of exchange rate change on cash and cash equivalents	(790)	(219)

NET DECREASE IN CASH & CASH EQUIVALENTS	(23,997)	(257,243)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	41,903	310,859

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$17,906	$53,616

Supplemental Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$4,569	$15,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

VIVIC CORP. (the “Company”) was established under the corporate laws of the State of Nevada on February 16, 2017. Beginning with a change in management resulting from a change in control of the Company which occurred at the end of 2018, the Company has explored and initiated operations in a number of business areas related to the pleasure boat industry. These included yacht sales, marine tourism, development of electric powered yachts, development and operation of yacht marinas in Asia and the development of a yacht rental and time share service. The Company previously determined to focus its efforts on yacht sales in Taiwan and other selected regions throughout the world. The Company is the exclusive distributor of Monte-Fino yachts in Asia and the Middle East and is the non-exclusive distributor in other territories throughout the world for which Monte-Fino has not appointed an exclusive distributor. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

The Company’s headquarter was maintained at its branch in the Republic of China (“ROC” or “Taiwan”), Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It is mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. In connection with this decision, the Company commenced the wind-down and deregistration of Vivic Taiwan, which is expected to be completed by June 30, 2026. Going forward, our business activities will be conducted primarily through our U.S. entity.

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

Description of subsidiaries as of December 31, 2025 is as follows:

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2025 and June 30, 2025, the Company had no allowance for doubtful accounts.

● Prepayments

The Company makes advances to certain vendors to purchase finished goods and service. The advances are interest-free and unsecured. As of December 31, 2025 and June 30, 2025, the Company had prepayment to vendors of $263,298 and $336,736, respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the six months ended December 31, 2025 and 2024, there were no intangible asset impairments to be recorded.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates as of December 31, 2025 and June 30, 2025 and for the six months ended December 31, 2025 and 2024. Translation of amounts from TWD and HK$ into US$ has been made at the following exchange rates as of December 31, 2025 and June 30, 2025 and for the six months ended December 31, 2025 and 2024.

	September 16, 2025 *	December 31, 2025	December 31, 2024	June 30, 2025
Period/year-end HK$:US$ exchange rate		7.7833	7.7677	7.8499
Period/annual average HK$:US$ exchange rate		7.7994	7.7870	7.7893
Period/year-end TWD:US$ exchange rate	30.1000	-	32.7900	29.1800
Period/annual average TWD:US$ exchange rate	29.8774	-	32.3119	32.0919

*	date of closing up Vivic TW’s accounting records due to its closure

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

● Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed similar to basic loss per share of common stock except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive (see Note 12).

● Related parties

Parties, which can be an entity or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

● Concentrations and credit risk

(a) Major customers

	Percentage of Revenue
	Three Months Ended December 31,
	2025	2024
A	-%	-%

	Percentage of Revenue
	Six Months Ended December 31,
	2025	2024
A	-%	100.00%

(b) Major vendors

	Percentage of Purchase
	Three Months Ended December 31,
	2025	2024
A	-%	-%

	Percentage of Purchase
	Six Months Ended December 31,
	2025	2024
A	-%	92.0%

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

In January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) to clarify the effective date guidance introduced in ASU 2024 – 03. The FASB issued ASU 2024-03 on November 4, 2024, which states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance.

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

The Company had $17,906 of cash and cash equivalents and working capital deficit of approximately $0.15 million as of December 31, 2025, which included prepayments to related parties of $0.76 million, and the Company generated a net loss of $0.13 million and $0.50 million, respectively, during the three and six months ended December 31, 2025. The Company had an accumulated deficit of approximately $6.25 million as of December 31, 2025 and $0.30 million negative cash flow from operating activities during the period. The Company does not have sustained and stable income, and there is also significant uncertainty regarding its income for the next 12 months.

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

In addition, the Company will seek to expand the yacht brands the Company can offer for sale, the territories in which the Company markets its yachts, and, if appropriate based on the Company’s capabilities and what the Company can offer, seek to become the exclusive distributor for yacht manufacturers in Taiwan and other territories. The Company will also seek to enter other areas related to the marine industry where the Company believes it can be profitable.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31, 2025	June 30, 2025
Finished goods, mainly parts	$-	$4,249
Total inventory	-	4,249
Less: Inventory impairment	-	-
Inventory, net	$-	$4,249

NOTE 5 – PREPAYMENTS

Prepayments consisted of the following:

	December 31, 2025	June 30, 2025

Prepayments to vendors	$263,298	$336,736
Prepaid service fee	6,170	17,969
Total prepayments	$269,468	$354,705

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2025	June 30, 2025

Office equipment	$-	$2,810
Subtotal	-	2,810
Less: Accumulated depreciation	-	(2,508)
Property, plant and equipment, net	$-	$302

Depreciation expenses for the three months ended December 31, 2025 and 2024 were nil and $112, respectively.

Depreciation expenses for the six months ended December 31, 2025 and 2024 were nil and $223, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2025	June 30, 2025

Software	$-	$7,882
Total intangible assets	-	7,882
Less: Accumulated amortization	-	(7,882)

Intangible assets, net	$-	$-

Amortization expense for the three months ended December 31, 2025 and 2024 were nil and $592, respectively.

Amortization expense for the six months ended December 31, 2025 and 2024 were nil and $1,186, respectively.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	December 31, 2025	June 30, 2025

Accrued salaries	-	9,348
Accrued consulting fee	$240,000	$210,000
Accrued legal fee	28,631	28,631
Other payables	19,197	29,587
Total accrued liabilities and other payable	$287,828	$277,566

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE 9 – LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($0.16 million) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three months ended December 31, 2025 and 2024, the Company recorded and paid interest expenses of nil and $3,866, respectively. During the six months ended December 31, 2025 and 2024, the Company recorded and paid interest expenses of $1,395 and $7,737, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s Chairman (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year. The Company is currently working with the lender for additional extension of the loan. On July 31, 2025, this loan was repaid in full. As of December 31, 2025, the outstanding balance of this loan was nil.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($0.38 million) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. On November 1, 2024, the Company repaid TWD 4.5 million ($0.14 million) to the bank, and the bank issued a new note for the remaining balance of TWD 7.5 million ($0.23 million) with same interest rate for the term from November 14, 2024 to May 14, 2025. This Loan was extended to November 14, 2025. During the three months ended September 30, 2025, the Company recorded and paid interest expenses of $314. On July 2, 2025, this loan was repaid in full, and as of December 31, 2025, the outstanding balance of this note was nil.

On December 6, 2024, Vivic Taiwan entered into a new loan agreement with Taiwan Hua Nan Bank for loan amount of TWD 3,000,000 ($92,845). The loan is due on April 2, 2025, with an annual interest rate of approximately 3%, to be paid monthly. This Loan was extended to July 01, 2025. During the three months ended September 30, 2025, the Company recorded and paid interest expense of $298. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Hwang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp). On July 1, 2025, this loan was repaid in full, and as of December 31, 2025, the outstanding balance of this loan was nil.

On January 20, 2025, Vivic Taiwan entered into loan agreement with a third-party company. Vivic Taiwan borrowed TWD 1,000,000 ($34,270) from this third-party company. The loan was due on April 20, 2025, with an annual interest rate of 8%, the principal and interest are due at maturity. This loan was extended to December 20, 2025. During the three and six months ended December 31, 2025, the Company recorded and paid interest expenses of nil. On July 31, 2025, this loan was repaid in full, and as of December 31, 2025, the outstanding balance of this loan was nil.

NOTE 10 – SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including interest of $427 monthly will begin 30 months from the loan disbursement date. For the three months ended December 31, 2025 and 2024, the Company made payments of interest of $1,281 and $1,281 on the EIDL loan, respectively. For the six months ended December 31, 2025 and 2024, the Company made interest payments of $2,562 and $2,899, respectively, on the EIDL loan.

As of December 31, 2025, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending June 30,	Amount
2026	$2,562
2027	5,124
2028	5,124
2029	5,124
2030	5,124
Thereafter	64,442
Total	$87,500

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of December 31, 2025 and June 30, 2025, the Company had 832,000 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share; each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with fair value of $1,932,000 to its chairman and the five new directors in consideration of their agreements to serve for the one-year beginning from August 1, 2024. During the three months ended December 31, 2025 and 2024, the Company recorded nil and $483,000, respectively, from the prepayment as stock compensation expense. During the six months ended December 31, 2025 and 2024, the Company recorded $161,000 and $805,000, respectively, from the prepayment as stock compensation expense.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the three months ended December 31, 2025 and 2024, the Company recorded nil and $25,625, respectively, of stock compensation expense for shares issued to Mr. Lai. During the six months ended December 31, 2025 and 2024, the Company recorded $17,083 and $34,167, respectively, of stock compensation expense for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

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

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended December 31, 2025 and 2024, the Company recorded $8,500 and nil stock compensation expense for shares to be issued to Mr. Liao. During the six months ended December 31, 2025 and 2024, the Company recorded $17,000 and nil, respectively, of stock compensation expense for shares to be issued to Mr. Liao.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F. Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the three and six months ended December 31, 2025, the Company recorded $30,000 and $120,000 stock compensation expense for shares to be issued to Mr. Wong. On October 17, 2025, Andy F. Wong resigned from his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the three and six months ended December 31, 2025, the Company recorded $30,000 and $220,500 stock compensation expense for shares to be issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company. At the same time, Mr. Tse-Ling Wang agreed to forgo the 87,500 shares that were to be granted for the service period from January 1, 2025, to July 31, 2025. During the period from January 7, 2025 to October 17, 2025, Mr. Tse-Ling Wang was entitled to 208,333 restricted stock units under the agreement. After deducting the 87,500 shares forgone as mentioned above, the remaining number of shares to be issued was 120,833 shares.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kuang and Kung Hwang Liu Shiang to serve as the Company’s independent directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the three and six months ended December 31, 2025, the Company recorded $1,092 and $1,820, respectively, in stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as independent directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. On October 17, 2025, all three individuals resigned from their positions as directors of the Company. For the three and six months ended December 31, 2025, the Company recorded $243 and $971, respectively, in stock-based compensation expense related to these agreements.

As of December 31, 2025 and June 30, 2025, the Company had 27,678,419 and 27,410,921 shares, respectively, of its common stock issued.

NOTE 12 – NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net loss per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three months ended December 31, 2025 and 2024:

	Three Months ended December 31,
	2025	2024

Dilutive impact of preferred stock	8,320,000	-

	Six Months ended December 31,
	2025	2024

Dilutive impact of preferred stock	8,320,000	-

*	Net loss per share was the same for the basic and diluted weighted average shares outstanding for the three and six months ended December 31, 2025 and 2024 due to anti-dilution feature resulting from the net loss.

NOTE 13 – RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Kung Hwang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Shang-Chiai Kung	Chairman of Vivic Corp.
Kun-Teng Liao*	COO
Tse-Ling Wang	CEO
Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Fujian Jiaxin Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Anhua Tu	Shareholder of Vivic Corp.
Chengwei Kung	Grandson of the Chairman of Vivic Corp.
Huilan Chen	Shareholder

*	On October 9, 2024, Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member. Mr. Kun-Teng Liao began to function in the capacity of the Company’s Chief Operating Officer and was officially appointed as the Company’s Chief Operating Officer effective January 25, 2025.

b. Prepayments - related party

As of December 31, 2025 and June 30, 2025, the Company had prepayments to Weiguan Ship of $312,169 and $312,169, respectively.

As of December 31, 2025 and June 30, 2025, the Company had prepayments to Fujian Jiaxin Company Limited of $444,492 and $445,894, respectively.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock during the year ended June 30, 2025 with a fair value of 1,932,000 as prepaid stock compensation expense. During the three months ended December 31, 2025 and 2024, the Company recorded nil and $483,000, respectively, from prepayment as stock compensation expense. During the six months ended December 31, 2025 and 2024, the Company recorded $161,000 and $805,000, respectively, from prepayment as stock compensation expense. As of December 31, 2025 and June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of nil and $161,000, respectively, as reflected in ‘Prepayments - related party’ on the consolidated balance sheets.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended December 31, 2025 and 2024, the Company recorded nil and $8,542 stock compensation expense for shares issued to Mr. Lai. During the six months ended December 31, 2025 and 2024, the Company recorded $17,083 and $8,542, respectively, of stock compensation expense for shares issued to Mr. Lai. As of December 31, 2025 and June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of nil and $17,083, respectively, as reflected in ‘Prepayments - related party, on the consolidated balance sheets.

On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended December 31, 2025 and 2024, the Company recorded $8,500 and nil stock compensation expense for shares to be issued to Mr. Liao. During the six months ended December 31, 2025 and 2024, the Company recorded $17,000 and nil stock compensation expense, respectively, for shares to be issued to Mr. Liao. As of December 31, 2025 and June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of $2,833 and nil, respectively, as reflected in ‘Prepayments - related party’ on the consolidated balance sheets.

c. Due from related parties

Due from related parties consisted of the following:

Name	December 31, 2025	June 30, 2025
Weiguan Ship (1)	$1,707,724	$2,512,934

Total	$1,707,724	$2,512,934

As of December 31, 2025, the due from related parties consisted of the following:

(1)

The Company had a receivable from Weiguan Ship for $1,707,724 as of December 31, 2025. Weiguan Ship was owned by the Company prior to June 30, 2023; any amount due was eliminated upon consolidation prior to June 30, 2023.

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

After the completion of this Debt and Obligation Transfer Agreement, the total outstanding amount due from Weiguan Ship is $1.7 million.

d. Due to related parties

Due to related parties consisted of the following:

Name	December 31, 2025	June 30, 2025

Kung Hwang Liu Shiang	$2,822	$54,205
Yun-Kuang Kung	106,198	106,198
Shang-Chiai Kung	190,651	178,651
Chengwei Kung	60,000	-
Huilan Chen	5,500	-
Total	$365,171	$339,054

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2025 and June 30, 2025, the Company has no material commitments or contingencies.

NOTE 15 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the consolidated financial statements were issued and determined the Company has no subsequent events that need to be disclosed.

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

Results of Operations

In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world, and since that time have disposed of all of our business operations in mainland China. On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung pursuant to which Mr. Kung acquired all of the shares of our wholly-owned subsidiary, Weiguan Ship. The divestiture of Weiguan Ship completed our plan to divest of all activities other than our ongoing yacht business in Taiwan. However, we ceased Vivic Taiwan operation on August 21, 2025 due to Taiwan government’s policy of prohibiting importing ships from China, where our main suppliers are. We commenced the wind-down and deregistration of Vivic Taiwan, which, subject to customary procedures and approvals, is expected to be completed by June 30, 2026. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. In connection with this decision, we will focus on promoting the sales in Vivic, our U.S. entity.

As a result of the sale of our interest in Weiguan Ship and its subsidiaries, the assets and related liabilities and the results of operations of such entities are included in our financial statements as discontinued operations. The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not be added due to rounding.

Comparison of results of operations for the three months ended December 31, 2025, and 2024

	2025	% of sales	2024	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$-	-%	$-	-%
Revenue-related party, net	-	-%	-	-%	-	-%
Total revenue	-	-%	-	-%	-	-%
Cost of revenue	-	-%	-	-%	-	-%
Gross loss	-	-%	-	-%	-	-%
Selling expense	-	-%	-	-%	-	-%
General and administrative expenses	52,930	-%	329,402	-%	(276,472)	(83.93)%
Stock based compensation	73,622	-%	514,775	-%	(441,153)	(85.70)%
Total operating expenses	126,552	-%	844,177	-%	(717,625)	(85.01)%
Loss from operations	(126,552)	-%	(844,177)	-%	717,625	(85.01)%
Interest expenses, net	(1,281)	-%	(7,316)	-%	6,035	(82.49)%
Other income (expenses), net	1,686	-%	(110,454)	-%	112,140	(101.53)%
Loss before income taxes	(126,147)	-%	(961,947)	-%	835,800	(86.89)%
Income tax expense	-	-%	738	-%	(738)	(100.00)%
Net loss	(126,147)	-%	(962,685)	-%	836,538	(86.90)%

Revenue

There were no revenue for the three months ended December 31, 2025 and 2024, respectively.

Cost of revenue

Cost of revenue was nil for the three months ended December 31, 2025 and 2024.

Gross profit (loss)

There was no gross profit (loss) for the three months ended December 31, 2025 and 2024 as we had no sales.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were nil for the three months ended December 31, 2025 and 2024.

General and administrative expenses consisted mainly of employee salaries and welfare, expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $52,930 for the three months ended December 31, 2025, compared to $329,402 for the three months ended December 31, 2024, a decrease of $276,472 or 83.93%. The decrease of general and administrative (“G&A”) expenses mainly reflected decreased professional fees by $163,064, decreased travel expenses by $6,062, decreased meal and entertainment expense by $3,454, decreased insurance expense by $3,333, and decreased payroll expense by $92,332.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee, and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang, and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the three months ended December 31, 2025 and 2024, the Company recorded nil and $483,000, respectively, from the prepayment as stock compensation expense.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kuang and Kung Hwang Liu Shiang to serve as the Company’s independent directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the three months ended December 31, 2025, the Company recorded $1,092 in stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as independent directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. On October 17, 2025, all three individuals resigned from their positions as directors of the Company. For the three months ended December 31, 2025, the Company recorded $243 in stock-based compensation expense related to these agreements.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company would pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares were to be paid in full within four months from September 1, 2024. If the employment agreement were renewed after one year, the Company would pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the three months ended December 31, 2025 and 2024, the Company recorded nil and $25,625 stock compensation expense, respectively, for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm, approved by the Board on October 8, 2024. The Company paid the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month to be paid quarterly. The Company terminated the service with this IR firm during the three months ended March 31, 2025. During the three months ended December 31, 2024, the Company recorded $6,150 stock compensation expense in respect of this agreement.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F. Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the three months ended December 31, 2025, the Company recorded $30,000 stock compensation expense for shares to be issued to Mr. Wong. On October 17, 2025, Andy F. Wong resigned from his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company would issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the three months ended December 31, 2025, the Company recorded $30,000 stock compensation expense for shares to be issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company. At the same time, Mr. Tse-Ling Wang agreed to forgo the 87,500 shares that were to be granted for the service period from January 1, 2025 to July 31, 2025. During the period from January 7, 2025 to October 17, 2025, Mr. Tse-Ling Wang was entitled to 208,333 restricted stock units under the agreement. After deducting the 87,500 shares forgone as mentioned above, the remaining number of shares to be issued is 120,833 shares.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company paid Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended December 31, 2025 and 2024, the Company recorded $8,500 and nil stock compensation expense, respectively, for shares to be issued to Mr. Liao.

Other income (expenses), net

Net other income was $405 for the three months ended December 31, 2025. Net other expenses was $117,770 for the three months ended December 31, 2024. For the three months ended December 31, 2025, net other income mainly consisted of other income of $1,686, which was partly offset by interest expense of $1,281. For the three months ended December 31, 2024, net other expenses mainly consisted of interest expense of $7,316 and other expenses of $110,454.

Net loss

We had a net loss of $126,147 for the three months ended December 31, 2025, compared to a net loss of $962,685 for the three months ended December 31, 2024, a decrease in our net loss of $836,538 or 86.90%. The decrease in our net loss from continuing operations was mainly due to decreased general and administrative expense and decreased share-based compensation as described above.

Comparison of results of operations for the six months ended December 31, 2025 and 2024

	2025	% of sales	2024	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$-	-%	$-	-%
Revenue-related party, net	-	-%	44,243	100.00%	(44,243)	(100.00)%
Total revenue	-	-%	44,243	100.00%	(44,243)	(100.00)%
Cost of revenue	-	-%	128,584	290.63%	(128,584)	(100.00)%
Gross loss	-	-%	(84,341)	(190.63)%	84,341	(100.00)%
Selling expense	-	-%	-	-%	-	-%
General and administrative expenses	163,947	-%	488,564	1,104.28%	(324,617)	(66.44)%
Stock based compensation	335,161	-%	847,367	1,915.26%	(512,206)	(60.45)%
Total operating expenses	499,108	-%	1,335,931	3,091.54%	(836,823)	(62.64)%
Loss from operations	(499,108)	-%	(1,420,272)	(3,210.16)%	921,164	(64.86)%
Interest expenses, net	(4,569)	-%	(15,274)	(34.52)%	10,705	(70.09)%
Other income (expenses), net	2,727	-%	(110,909)	(250.68)%	113,636	(102.46)%
Loss before income taxes	(500,950)	-%	(1,546,455)	(3,495.37)%	1,045,505	(67.61)%
Income tax expense	-	-%	738	1.67%	(738)	(100.00)%
Net loss	(500,950)	-%	(1,547,193)	(3,497.03)%	1,046,243	(67.62)%

Revenue

There was no revenue for the six months ended December 31, 2025. Revenue was $44,243 for the six months ended December 31, 2024. The revenue for the six months ended December 31, 2024 was mainly from the sale of yacht models. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts.

Cost of revenue

Cost of revenue was nil and $128,584 for the six months ended December 31, 2025 and 2024, respectively. The cost of revenues in the six months ended December 31, 2024 was mainly due to costs associated with yacht model sales. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts.

Gross profit (loss)

There was no gross profit (loss) for the six months ended December 31, 2025 as we had no sales. Gross loss for the six months ended December 31, 2024 was $84,341 as we had no sales other than yacht model sales. The gross loss in the six months ended December 31, 2024 was the result of our decision to sell yacht models below cost for marketing.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were nil for the six months ended December 31, 2025 and 2024.

General and administrative expenses consisted mainly of employee salaries and welfare, expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $163,947 for the six months ended December 31, 2025, compared to $488,564 for the six months ended December 31, 2024, a decrease of $324,617 or 66.44%. The decrease of general and administrative (“G&A”) expenses mainly reflected decreased professional fees by $215,815, decreased subcontract labor expenses by $71,344, decreased payroll expense by $24,861, and decreased other G&A expenses by $11,000.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee, and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang, and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the six months ended December 31, 2025 and 2024, the Company recorded $161,000 and $805,000, respectively, from the prepayment as stock compensation expense.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kuang and Kung Hwang Liu Shiang to serve as the Company’s independent directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the six months ended December 31, 2025, the Company recorded $1,820 in stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as independent directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. On October 17, 2025, all three individuals resigned from their positions as directors of the Company. For the six months ended December 31, 2025, the Company recorded $971 in stock-based compensation expense related to these agreements.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company paid Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the six months ended December 31, 2025 and 2024, the Company recorded $17,083 and $34,167 stock compensation expense, respectively, for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm, approved by the Board on October 8, 2024. The Company paid the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month to be paid quarterly. The Company terminated the service with this IR firm during the three months ended March 31, 2025. During the six months ended December 31, 2024, the Company issued 3,000 shares of the Company’s common stock and recorded $8,200 stock compensation expense in respect of this agreement.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F. Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company issued 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the six months ended December 31, 2025, the Company recorded $120,000 stock compensation expense for shares to Mr. Wong. On October 17, 2025, Andy F. Wong resigned from his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the six months ended December 31, 2025, the Company recorded $220,500 stock compensation expense for shares to be issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company. At the same time, Mr. Tse-Ling Wang agreed to forgo the 87,500 shares that were to be granted for the service period from January 1, 2025 to July 31, 2025. During the period from January 7, 2025 to October 17, 2025, Mr. Tse-Ling Wang was entitled to 208,333 restricted stock units under the agreement. After deducting the 87,500 shares forgone as mentioned above, the remaining number of shares to be issued is 120,833 shares.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company paid Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the six months ended December 31, 2025 and 2024, the Company recorded $17,000 and nil stock compensation expense for shares to be issued to Mr. Liao.

Other income (expenses), net

Net other loss was $1,842 and $126,183 for the six months ended December 31, 2025 and 2024, respectively. For the six months ended December 31, 2025, net other income mainly consisted of other income of $2,727, which was partly offset by interest expense of $4,569. For the six months ended December 31, 2024, net other expenses mainly consisted of interest expense of $15,274, and other expenses of $110,909.

Net loss

We had a net loss of $500,950 for the six months ended December 31, 2025, compared to a net loss of $1,547,193 for the six months ended December 31, 2024, a decrease in our net loss of $1,046,243 or 67.62%. The decrease in our net loss from continuing operations was mainly due to decreased general and administrative expense and decreased share-based compensation as described above.

LIQUIDITY AND GOING CONCERN

We had $17,906 cash and cash equivalents and working capital deficit of $0.15 million as of December 31, 2025 and generated a net loss of $0.50 million during the six months ended December 31, 2025. Of the assets included in working capital, prepayment to related parties amounted to $0.76 million. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2025 and 2024.

	2025	2024
Net cash used in operating activities	$(302,787)	$(443,287)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$279,580	$186,263

Net cash used in operating activities

Net cash used in operating activities was $302,787 for the six months ended December 31, 2025, compared to net cash used in operating activities of $443,287 for the six months ended December 31, 2024. The decrease in cash used in operating activities was principally attributable to 1) the decrease in our loss after adjustments to reconcile net loss to net cash used in operating activities by $532,922, 2) decreased cash outflow from accounts payable and accounts payable to related party by $1,357,048, 3) decreased cash outflow on other receivables of $9,566, and 4) increased cash inflow on inventory by $4,150, which was partly offset by 1) decreased cash inflow from accounts receivable and accounts receivable from related party by $1,242,454, 2) decreased cash inflow from note receivable by $160,391, 3) decreased cash inflow from deposit and prepayment by $108,471, 3) decreased cash inflow from accrued liabilities and other payables by $47,316, 4) increased cash outflow from deferred revenue by $125,250, and 5) increased cash outflow from tax payables by $82,137.

Net cash used in investing activities

Net cash used in investing activities was nil for the six months ended December 31, 2025 and 2024.

Net cash provided by financing activities

Net cash provided by financing activities was $279,580 for the six months ended December 31, 2025, compared to net cash provided by financing activities of $186,263 for the six months ended December 31, 2024. Net cash provided by financing activities for the six months ended December 31, 2025 consisted of proceeds from related party of $1,531,210, which was partly offset by repayments to related parties of $699,373 and repayment to third party loans of $552,257. Net cash provided by financing activities for the six months ended December 31, 2024 consisted of proceeds from related party advances of $512,630 and proceeds from a loan from a third party of $92,845, which was partly offset by repayments to related parties of $279,944 and repayment of loans of $139,268.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had $17,906 cash and cash equivalents and working capital deficit of approximately $146,879 as of December 31, 2025, which included prepayments to related parties of $0.76 million and due to related parties of $0.37 million. We generated a net loss of $0.50 million during the six months ended December 31, 2025, and we had an accumulated deficit of approximately $6.25 million as of December 31, 2025 and generated negative cash flow from operating activities during the period of $0.30 million. We do not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

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

In January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) to clarify the effective date guidance introduced in ASU 2024 – 03. The FASB issued ASU 2024-03 on November 4, 2024, which states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at December 31, 2025 was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at December 31, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2025, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

VIVIC, CORP.

Dated: February 13, 2026	By:	/s/ Chen-Hon Chuang
Chen-Hon Chuang
Chief Executive Officer
(Principal Executive Officer)

