Form 10-Q
period 2026-03-31
VIVIC CORP.
filed 2026-05-14
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56198

VIVIC CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1353606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

187 E. Warm Springs Rd., PMB #B450

Las Vegas, NV. 89119

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 11, 2026, there were 27,678,419 shares of the registrant’s common stock outstanding.

VIVIC CORP.

FORM 10-Q

For the Quarter Ended March 31, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIVIC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	June 30, 2025

ASSETS
Current assets
Cash and cash equivalents	$13,985	$41,903
Prepayments	280,340	354,705
Prepayments - related party	736,661	936,146
Other receivables	-	9,319
Inventory	-	4,249
Total current assets	1,030,986	1,346,322

Non-current assets
Due from related parties	1,707,076	2,512,934
Property and equipment, net	-	302
Total non-current assets	1,707,076	2,513,236

TOTAL ASSETS	$2,738,062	$3,859,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$320,123	$277,566
Deferred revenue	540,748	698,691
Tax payable	-	84,100
Due to related parties	363,022	339,054
Short-term loan	-	565,456
Total current liabilities	1,223,893	1,964,867

Non-Current liabilities
SBA loan payable	87,500	87,500
Total non-current liabilities	87,500	87,500

TOTAL LIABILITIES	1,311,393	2,052,367

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,000 shares issued and outstanding as of March 31, 2026 and June 30, 2025	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 27,678,419 shares issued and outstanding as of March 31, 2026, and 27,410,921 shares issued and outstanding as of June 30, 2025	27,755	27,540
Additional paid-in capital	7,699,091	7,533,648
Accumulated other comprehensive loss	(2,644)	(9,229)
Accumulated deficit	(6,298,365)	(5,745,600)
Total stockholders’ equity	1,426,669	1,807,191

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,738,062	$3,859,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-
Revenue - related party	-	-	-	44,243
Total revenue	-	-	-	44,243

Cost of revenue	-	-	-	128,584

Gross loss	-	-	-	(84,341)

Operating expenses
Share-based compensation	8,500	829,292	343,661	1,676,659
General and administrative	42,459	115,386	206,406	603,950
Total operating expenses	50,959	944,678	550,067	2,280,609

Loss from operations	(50,959)	(944,678)	(550,067)	(2,364,950)

Other income (expenses)
Interest expense, net	(856)	(6,817)	(5,425)	(22,091)
Other income (expenses), net	-	688	2,727	(110,221)
Total other expenses, net	(856)	(6,129)	(2,698)	(132,312)

Loss before income taxes	(51,815)	(950,807)	(552,765)	(2,497,262)

Income tax provision	-	-	-	738

Net loss	$(51,815)	$(950,807)	$(552,765)	$(2,498,000)

Other comprehensive item
Foreign currency translation gain (loss)	(528)	2,061	6,585	6,291

COMPREHENSIVE LOSS	$(52,343)	$(948,746)	$(546,180)	$(2,491,709)

Weighted average common stock outstanding
Basic	27,727,452	27,410,921	27,656,861	27,159,096
Diluted	27,727,452	27,410,921	27,656,861	27,159,096

Net loss per share of common stock – Basic	$(0.002)	$(0.03)	$(0.02)	$(0.09)
Net loss per share of common stock – Diluted	$(0.002)	$(0.03)	$(0.02)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated loss	shareholders’ equity
Balance as of June 30, 2025	832,000	$832	27,539,330	$27,540	$7,533,648	$(9,229)	$(5,745,600)	$1,807,191
Foreign currency translation adjustment	-	-	-	-	-	7,214	-	7,214
Share-based compensation	-	-	106,591	107	83,350	-	-	83,457
Net loss for the period	-	-	-	-	-	-	(374,803)	(374,803)
Balance as of September 30, 2025	832,000	832	27,645,921	27,647	7,616,998	(2,015)	(6,120,403)	1,523,059
Foreign currency translation adjustment	-	-	-	-	-	(101)	-	(101)
Share-based compensation	-	-	68,197	68	76,466	-	-	76,534
Net loss for the period	-	-	-	-		-	(126,147)	(126,147)
Balance as of December 31, 2025	832,000	$832	27,714,118	$27,715	$7,693,464	$(2,116)	$(6,246,550)	$1,473,345
Foreign currency translation adjustment	-	-	-	-	-	(528)	-	(528)
Share-based compensation	-	-	40,000	40	5,627	-	-	5,667
Net loss for the period	-	-	-	-	-	-	(51,815)	(51,815)
Balance as of March 31, 2026	832,000	$832	27,754,118	$27,755	$7,699,091	$(2,644)	$(6,298,365)	$1,426,669

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated loss	shareholders’ equity
Balance as of June 30, 2024	832,000	$832	26,657,921	$26,658	$4,847,664	$16,862	$(2,298,849)	$2,593,167
Foreign currency translation adjustment	-	-	-	-	-	2,359	-	2,359
Share-based compensation	-	-	700,000	700	1,941,892	-	-	1,942,592
Net loss for the period	-	-	-	-	-	-	(584,508)	(584,508)
Balance as of September 30, 2024	832,000	$832	27,357,921	$27,358	$6,789,556	$19,221	$(2,883,357)	$3,953,610
Foreign currency translation adjustment	-	-	-	-	-	1,871	-	1,871
Share-based compensation	-	-	53,000	53	100,055	-	-	100,108
Net loss for the period	-	-	-	-	-	-	(962,685)	(962,685)
Balance as of December 31, 2024	832,000	832	27,410,921	27,411	6,889,611	21,092	(3,846,042)	3,092,904
Foreign currency translation adjustment	-	-	-	-	-	2,061	-	2,061
Share-based compensation	-	-	-	-	320,667	-	-	320,667
Net loss for the period	-	-	-	-	-	-	(950,807)	(950,807)
Balance as of March 31, 2025	832,000	$832	27,410,921	$27,411	$7,210,278	$23,153	$(4,796,849)	$2,464,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(552,765)	$(2,498,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	294	2,101
Stock compensation expenses	343,661	1,676,659
Changes in operating assets and liabilities:
Accounts receivable	-	15,384
Accounts receivable - related party	-	1,226,980
Note receivable	-	48,692
Deposit and prepayments	61,710	176,384
Deposit and prepayments- related party	22,833	(480,588)
Other receivables	9,103	(720)
Inventory	4,150	-
Accounts payable	-	(139,517)
Accounts payable - related party	-	(1,215,728)
Accrued liabilities and other payables	42,830	54,455
Deferred revenue	(154,257)	622,675
Tax payables	(82,137)	89
Net cash used in operating activities	(304,578)	(511,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	1,539,785	556,048
Repayment to related parties	(711,574)	(278,535)
Repayment to loans	(552,257)	(138,457)
Proceeds from loans	-	123,073
Net cash provided by financing activities	275,954	262,129

Effect of exchange rate change on cash and cash equivalents	706	(231)

NET DECREASE IN CASH & CASH EQUIVALENTS	(27,918)	(249,236)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	41,903	310,859

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$13,985	$61,623
	(0)
Supplemental Cash Flows Information:
Cash paid for income tax	$-	$-
Cash paid for interest	$5,850	$22,142

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

The Company previously maintained its headquarters at its branch in Taiwan, Republic of China (“Taiwan” or “ROC”), Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It is mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. Accordingly, the Company initiated the wind-down and deregistration of Vivic Taiwan, which was completed in April 2026.

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

Description of subsidiaries as of March 31, 2026 is as follows:

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2026 and June 30, 2025, the Company had no allowance for doubtful accounts.

● Prepayments

The Company makes advances to certain vendors to purchase finished goods and service. The advances are interest-free and unsecured. As of March 31, 2026 and June 30, 2025, the Company had prepayment to vendors of $263,298 and $336,736, respectively.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the nine months ended March 31, 2026 and 2025, there were no intangible asset impairments to be recorded.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates as of March 31, 2026 and June 30, 2025 and for the nine months ended March 31, 2026 and 2025. Translation of amounts from TWD and HK$ into US$ has been made at the following exchange rates as of March 31, 2026 and June 30, 2025 and for the nine months ended March 31, 2026 and 2025.

	September 16, 2025 *	March 31, 2026	March 31, 2025	June 30, 2025
Period/year-end HK$:US$ exchange rate	-	7.8400	7.7799	7.8499
Period/annual average HK$:US$ exchange rate	-	7.8040	7.7847	7.7893
Period/year-end TWD:US$ exchange rate	30.1000	-	31.1900	29.1800
Period/annual average TWD:US$ exchange rate	29.8774	-	32.5010	32.0919

*	date of closing up Vivic TW’s accounting records due to its closure

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

● Concentrations and credit risk

(a) Major customers

	Percentage of Revenue
	Three Months Ended March 31,
	2026	2025
A	-%	-%

	Percentage of Revenue
	Nine Months Ended March 31,
	2026	2025
A	-%	100.00%

(b) Major vendors

	Percentage of Purchase
	Three Months Ended March 31,
	2026	2025
A	-%	-%

	Percentage of Purchase
	Nine Months Ended March 31,
	2026	2025
A	-%	92.0%

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

The Company had $13,985 of cash and cash equivalents and working capital deficit of approximately $0.19 million as of March 31, 2026, which included prepayments to related parties of $0.74 million, and the Company generated a net loss of $51,815 and $0.55 million, respectively, during the three and nine months ended March 31, 2026. The Company had an accumulated deficit of approximately $6.30 million as of March 31, 2026 and $0.30 million negative cash flow from operating activities during the period. The Company does not have sustained and stable income, and there is also significant uncertainty regarding its income for the next 12 months.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31, 2026	June 30, 2025
Finished goods, mainly parts	$-	$4,249
Total inventory	-	4,249
Less: Inventory impairment	-	-
Inventory, net	$-	$4,249

NOTE 5 – PREPAYMENTS

Prepayments consisted of the following:

	March 31, 2026	June 30, 2025

Prepayments to vendors	$263,298	$336,736
Prepaid service fee	17,042	17,969
Total prepayments	$280,340	$354,705

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2026	June 30, 2025

Office equipment	$-	$2,810
Subtotal	-	2,810
Less: Accumulated depreciation	-	(2,508)
Property, plant and equipment, net	$-	$302

Depreciation expenses for the three months ended March 31, 2026 and 2025 were nil and $109, respectively.

Depreciation expenses for the nine months ended March 31, 2026 and 2025 were nil and $332, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2026	June 30, 2025

Software	$-	$7,882
Total intangible assets	-	7,882
Less: Accumulated amortization	-	(7,882)

Intangible assets, net	$-	$-

Amortization expense for the three months ended March 31, 2026 and 2025 were nil and $583, respectively.

Amortization expense for the nine months ended March 31, 2026 and 2025 were nil and $1,769, respectively.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	March 31, 2026	June 30, 2025

Accrued salaries	$-	$9,348
Accrued consulting fee	255,000	210,000
Accrued legal fee	28,981	28,631
Other payables	36,142	29,587
Total accrued liabilities and other payable	$320,123	$277,566

Accrued liabilities and other payables are the expenses that will be settled in next twelve months.

NOTE 9 – LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($0.16 million) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the three months ended March 31, 2026 and 2025, the Company recorded and paid interest expenses of nil and $3,801, respectively. During the nine months ended March 31, 2026 and 2025, the Company recorded and paid interest expenses of $1,395 and $11,538, respectively. The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s Chairman (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year. The Company is currently working with the lender for additional extension of the loan. On July 31, 2025, this loan was repaid in full. As of March 31, 2026, the outstanding balance of this loan was nil.

On May 18, 2023, Vivic Taiwan entered a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($0.38 million) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. On November 1, 2024, the Company repaid TWD 4.5 million ($0.14 million) to the bank, and the bank issued a new note for the remaining balance of TWD 7.5 million ($0.23 million) with same interest rate for the term from November 14, 2024 to May 14, 2025. This Loan was extended to November 14, 2025. During the three months ended September 30, 2025, the Company recorded and paid interest expenses of $314. On July 2, 2025, this loan was repaid in full, and as of March 31, 2026, the outstanding balance of this note was nil.

On December 6, 2024, Vivic Taiwan entered into a new loan agreement with Taiwan Hua Nan Bank for loan amount of TWD 3,000,000 ($92,845). The loan is due on April 2, 2025, with an annual interest rate of approximately 3%, to be paid monthly. This Loan was extended to July 01, 2025. During the three months ended September 30, 2025, the Company recorded and paid interest expense of $298. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Kung Hwang Liu Shiang (spouse of Shang-Chiai Kung CEO of Vivic Corp). On July 1, 2025, this loan was repaid in full, and as of March 31, 2026, the outstanding balance of this loan was nil.

On January 20, 2025, Vivic Taiwan entered into loan agreement with a third-party company. Vivic Taiwan borrowed TWD 1,000,000 ($34,270) from this third-party company. The loan was due on April 20, 2025, with an annual interest rate of 8%, the principal and interest are due at maturity. This loan was extended to December 20, 2025. During the three and nine months ended March 31, 2026, the Company recorded and paid interest expenses of nil. On July 31, 2025, this loan was repaid in full, and as of March 31, 2026, the outstanding balance of this loan was nil.

NOTE 10 – SBA LOAN PAYABLE

On June 23, 2020, Vivic Corp. received an $87,500 Economic Injury Disaster Loan (“EIDL loan”) from the Small Business Administration (“SBA”). This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19) epidemic, to help businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has an annual interest rate of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including interest of $427 monthly will begin 30 months from the loan disbursement date. For the three months ended March 31, 2026 and 2025, the Company made payments of interest of $1,281 and $1,281 on the EIDL loan, respectively. For the nine months ended March 31, 2026 and 2025, the Company made interest payments of $3,843 and $4,180, respectively, on the EIDL loan.

As of March 31, 2026, the future minimum EIDL loan payments for the Company to be paid by year are as follows:

Year Ending June 30,	Amount
2026	$1,281
2027	5,124
2028	5,124
2029	5,124
2030	5,124
Thereafter	65,723
Total	$87,500

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of March 31, 2026 and June 30, 2025, the Company had 832,000 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share; each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with fair value of $1,932,000 to its chairman and the five new directors in consideration of their agreements to serve for the one-year beginning from August 1, 2024. During the three months ended March 31, 2026 and 2025, the Company recorded nil and $483,000, respectively, from the prepayment as stock compensation expense. During the nine months ended March 31, 2026 and 2025, the Company recorded $161,000 and $1,288,000, respectively, from the prepayment as stock compensation expense.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the three months ended March 31, 2026 and 2025, the Company recorded nil and $25,625, respectively, of stock compensation expense for shares issued to Mr. Lai. During the nine months ended March 31, 2026 and 2025, the Company recorded $17,083 and $59,792, respectively, of stock compensation expense for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

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

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended March 31, 2026 and 2025, the Company recorded $2,833 and $ 5,667 stock compensation expense for shares to be issued to Mr. Liao. During the nine months ended March 31, 2026 and 2025, the Company recorded $19,833 and $ 5,667, respectively, of stock compensation expense for shares to be issued to Mr. Liao. Effective January 25, 2026, Liao Kunteng agreed to transition his position as Director of Marketing and Sales. The Company will pay Mr. Liao a commission equal to one percent (1%) of the vessel’s listed sale price upon completion of a qualifying vessel sale.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F. Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the three and nine months ended March 31, 2026, the Company recorded nil and $120,000 stock compensation expense for shares to be issued to Mr. Wong. During the three and nine months ended March 31, 2025, the Company recorded $90,000 stock compensation expense for shares to be issued to Mr. Wong. On October 17, 2025, Andy F. Wong resigned from his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the three and nine months ended March 31, 2026, the Company recorded nil and $220,500 stock compensation expense for shares issued to Mr. Wang. During the three and nine months ended March 31, 2025, the Company recorded $225,000 stock compensation expense for shares issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company. At the same time, Mr. Tse-Ling Wang agreed to forgo the 87,500 shares that were to be granted for the service period from January 1, 2025, to July 31, 2025. During the period from January 7, 2025 to October 17, 2025, Mr. Tse-Ling Wang was entitled to 208,333 restricted stock units under the agreement. After deducting the 87,500 shares forgone as mentioned above, the remaining number of shares to be issued was 120,833 shares.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kuang and Kung Hwang Liu Shiang to serve as the Company’s independent directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the three and nine months ended March 31, 2026, the Company recorded $1,092 and $2,912, respectively, in stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as independent directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. On October 17, 2025, all three individuals resigned from their positions as directors of the Company. For the three and nine months ended March 31, 2026, the Company recorded nil and $971, respectively, in stock-based compensation expense related to these agreements.

NOTE 12 – NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net loss per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended March 31, 2026 and 2025:

	Three Months ended March 31,
	2026	2025

Dilutive impact of preferred stock	832,000	832,000

	Nine Months ended March 31,
	2026	2025

Dilutive impact of preferred stock	832,000	832,000

*	Net loss per share was the same for the basic and diluted weighted average shares outstanding for the three and nine months ended March 31, 2026 and 2025 due to anti-dilution feature resulting from the net loss.

NOTE 13 – RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Kung Hwang Liu Shiang	Director and Spouse of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Shang-Chiai Kung	Chairman of Vivic Corp.
Kun-Teng Liao*	Former COO; Director of Marketing and Sales effective January 25, 2026
Tse-Ling Wang	Former CEO, President and Secretary; former director/officer of the company
Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Fujian Jiaxin Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Anhua Tu	Shareholder of Vivic Corp.
Chengwei Kung	Grandson of the Chairman of Vivic Corp.
Huilan Chen	Shareholder

*	On October 9, 2024, Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member. Mr. Kun-Teng Liao began to function in the capacity of the Company’s Chief Operating Officer and was officially appointed as the Company’s Chief Operating Officer effective January 25, 2025. Effective January 25, 2026, Kun-Teng Liao agreed to transition his position as Director of Marketing and Sales.

b. Prepayments - related party

As of March 31, 2026 and June 30, 2025, the Company had prepayments to Weiguan Ship of $292,169 and $312,169, respectively.

As of March 31, 2026 and June 30, 2025, the Company had prepayments to Fujian Jiaxin Company Limited of $444,492 and $445,894, respectively.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock during the year ended June 30, 2025 with a fair value of 1,932,000 as prepaid stock compensation expense. During the three months ended March 31, 2026 and 2025, the Company recorded nil and $483,000, respectively, from prepayment as stock compensation expense. During the nine months ended March 31, 2026 and 2025, the Company recorded $161,000 and $1,288,000, respectively, from prepayment as stock compensation expense. As of March 31, 2026 and June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of nil and $161,000, respectively, as reflected in ‘Prepayments - related party’ on the consolidated balance sheets.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the three months ended March 31, 2026 and 2025, the Company recorded nil and $25,625 stock compensation expense for shares issued to Mr. Lai. During the nine months ended March 31, 2026 and 2025, the Company recorded $17,083 and $59,792, respectively, of stock compensation expense for shares issued to Mr. Lai. As of March 31, 2026 and June 30, 2025, the Company had prepaid Chairman and Directors’ compensation of nil and $17,083, respectively, as reflected in ‘Prepayments - related party, on the consolidated balance sheets.

c. Due from related parties

Due from related parties consisted of the following:

Name	March 31, 2026	June 30, 2025
Weiguan Ship (1)	$1,707,076	$2,512,934

Total	$1,707,076	$2,512,934

As of March 31, 2026, the due from related parties consisted of the following:

(1)

The Company had a receivable from Weiguan Ship for $1,707,076 as of December 31, 2025. Weiguan Ship was owned by the Company prior to June 30, 2023; any amount due was eliminated upon consolidation prior to June 30, 2023.

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

d. Due to related parties

Due to related parties consisted of the following:

Name	March 31, 2026	June 30, 2025

Kung Hwang Liu Shiang	$2,804	$54,205
Yun-Kuang Kung	107,167	106,198
Shang-Chiai Kung	190,551	178,651
Chengwei Kung	60,000	-
Huilan Chen	2,500	-
Total	$363,022	$339,054

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2026 and June 30, 2025, the Company has no material commitments or contingencies.

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

Results of Operations

In 2023, we determined to focus our efforts on yacht sales in Taiwan and other selected regions throughout the world, and since that time have disposed of all of our business operations in mainland China. On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung pursuant to which Mr. Kung acquired all of the shares of our wholly-owned subsidiary, Weiguan Ship. The divestiture of Weiguan Ship completed our plan to divest of all activities other than our ongoing yacht business in Taiwan. However, we ceased Vivic Taiwan operation on August 21, 2025 due to Taiwan government’s policy of prohibiting importing ships from China, where our main suppliers are located. We commenced the wind-down and deregistration of Vivic Taiwan which, subject to customary procedures and approvals, is expected to be completed by June 30, 2026. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. Accordingly, we initiated the wind-down and deregistration of Vivic Taiwan, which was completed in April 2026. In connection with this decision, we expect to focus on promoting the sales in Vivic, our U.S. entity, on a going forward basis.

As a result of the sale of our interest in Weiguan Ship and its subsidiaries, the assets and related liabilities and the results of operations of such entities are included in our financial statements as discontinued operations. The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not be added due to rounding.

Comparison of results of operations for the three months ended March 31, 2026, and 2025

	2026	% of sales	2025	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$-	-%	$-	-%
Revenue-related party, net	-	-%	-	-%	-	-%
Total revenue	-	-%	-	-%	-	-%
Cost of revenue	-	-%	-	-%	-	-%
Gross loss	-	-%	-	-%	-	-%
Selling expense	-	-%	-	-%	-	-%
General and administrative expenses	42,459	-%	115,386	-%	(72,927)	(63.20)%
Stock based compensation	8,500	-%	829,292	-%	(820,792)	(98.98)%
Total operating expenses	50,959	-%	944,678	-%	(893,719)	(94.61)%
Loss from operations	(50,959)	-%	(944,678)	-%	893,719	(94.61)%
Interest expenses, net	(856)	-%	(6,817)	-%	5,961	(87.44)%
Other income (expenses), net	-	-%	688	-%	(688)	(100.00)%
Loss before income taxes	(51,815)	-%	(950,807)	-%	898,992	(94.55)%
Income tax expense	-	-%	-	-%	-	-%
Net loss	(51,815)	-%	(950,807)	-%	898,992	(94.55)%

Revenue

There were no revenues for the three months ended March 31, 2026 and 2025, respectively.

Cost of revenue

Cost of revenue was nil for the three months ended March 31, 2026 and 2025.

Gross profit (loss)

There was no gross profit (loss) for the three months ended March 31, 2026 and 2025, as we had no sales.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were nil for the three months ended March 31, 2026, and 2025.

General and administrative expenses consisted mainly of employee salaries and welfare, expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $42,459 for the three months ended March 31, 2026, compared to $115,386 for the three months ended March 31, 2025, a decrease of $72,927 or 63.20%. The decrease of general and administrative (“G&A”) expenses mainly reflected decreased professional fees by $42,760, decreased payroll expenses by $24,606, and decreased OTC listing fee by $4,895.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee, and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang, and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the three months ended March 31, 2026 and 2025, the Company recorded nil and $483,000, respectively, from the prepayment as stock compensation expense.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kuang and Kung Hwang Liu Shiang to serve as the Company’s independent directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the three months ended March 31, 2026, the Company recorded $1,092 in stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as independent directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. On October 17, 2025, all three individuals resigned from their positions as directors of the Company. For the three months ended March 31, 2026, the Company recorded nil stock-based compensation expense related to these agreements.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company would pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares were to be paid in full within four months from September 1, 2024. If the employment agreement were renewed after one year, the Company would pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the three months ended March 31, 2026 and 2025, the Company recorded nil and $25,625 stock compensation expense, respectively, for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

On September 6, 2024, the Company entered an engagement agreement with an Investor Relation (“IR”) firm, approved by the Board on October 8, 2024. The Company paid the IR firm $500 cash per month and 1,000 shares of the Company’s common stock per month to be paid quarterly. The Company terminated the service with this IR firm during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company recorded nil stock compensation expense in respect of this agreement.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F. Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the three months ended March 31, 2026 and 2025, the Company recorded nil and $90,000 stock compensation expense for shares to be issued to Mr. Wong. On October 17, 2025, Andy F. Wong resigned from his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company would issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the three months ended March 31, 2026 and 2025, the Company recorded nil and $225,000 stock compensation expense for shares to be issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company. At the same time, Mr. Tse-Ling Wang agreed to forgo the 87,500 shares that were to be granted for the service period from January 1, 2025 to July 31, 2025. During the period from January 7, 2025 to October 17, 2025, Mr. Tse-Ling Wang was entitled to 208,333 restricted stock units under the agreement. After deducting the 87,500 shares forgone as mentioned above, the remaining number of shares to be issued is 120,833 shares.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company paid Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. Effective January 25, 2026, Liao Kunteng agreed to transition his position as Director of Marketing and Sales. The Company will pay Mr. Liao a commission equal to one percent (1%) of the vessel’s listed sale price. During the three months ended March 31, 2026 and 2025, the Company recorded $2,833 and $5,667 stock compensation expense, respectively, for shares to be issued to Mr. Liao.

Other expenses, net

Net other expense was $856 for the three months ended March 31, 2026. Net other expenses was $6,129 for the three months ended March 31, 2025. For the three months ended March 31, 2026, net other expense mainly consisted of interest expense of $856. For the three months ended March 31, 2025, net other expenses mainly consisted of interest expense of $6,817 which was partly offset by other income of $688.

Net loss

We had a net loss of $51,815 for the three months ended March 31, 2026, compared to a net loss of $950,807 for the three months ended March 31, 2025, a decrease in our net loss of $898,992 or 94.55%. The decrease in our net loss was mainly due to decreased general and administrative expense and decreased share-based compensation as described above.

Comparison of results of operations for the nine months ended March 31, 2026 and 2025

	2026	% of sales	2025	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	-%	$-	-%	$-	-%
Revenue-related party, net	-	-%	44,243	100.00%	(44,243)	(100.00)%
Total revenue	-	-%	44,243	100.00%	(44,243)	(100.00)%
Cost of revenue	-	-%	128,584	290.63%	(128,584)	(100.00)%
Gross loss	-	-%	(84,341)	(190.63)%	84,341	(100.00)%
Selling expense	-	-%	-	-%	-	-%
General and administrative expenses	206,406	-%	603,950	1,365.07%	(397,544)	(65.82)%
Stock based compensation	343,661	-%	1,676,659	3,789.66%	(1,332,998)	(79.50)%
Total operating expenses	550,067	-%	2,280,609	5,154.73%	(1,730,542)	(75.88)%
Loss from operations	(550,067)	-%	(2,364,950)	(5,345.37)%	1,814,883	(76.74)%
Interest expenses, net	(5,425)	-%	(22,091)	(49.93)%	16,666	(75.44)%
Other income (expenses), net	2,727	-%	(110,221)	(249.13)%	112,948	(102.47)%
Loss before income taxes	(552,765)	-%	(2,497,262)	(5,644.42)%	1,944,497	(77.87)%
Income tax expense	-	-%	738	1.67%	(738)	(100.00)%
Net loss	(552,765)	-%	(2,498,000)	(5,646.09)%	1,945,235	(77.87)%

Revenue

There was no revenue for the nine months ended March 31, 2026. Revenue was $44,243 for the nine months ended March 31, 2025. The revenue for the nine months ended March 31, 2025 was mainly from the sale of yacht models. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts.

Cost of revenue

Cost of revenue was nil and $128,584 for the nine months ended March 31, 2026 and 2025, respectively. The cost of revenues in the nine months ended March 31, 2025 was mainly due to costs associated with yacht model sales. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts.

Gross profit (loss)

There was no gross profit (loss) for the nine months ended March 31, 2026 as we had no sales. Gross loss for the nine months ended March 31, 2025 was $84,341 as we had no sales other than yacht model sales. The gross loss in the nine months ended March 31, 2025 was the result of our decision to sell yacht models below cost for marketing.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were nil for the nine months ended March 31, 2026, and 2025.

General and administrative expenses consisted mainly of employee salaries and welfare, expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $206,406 for the nine months ended March 31, 2026, compared to $603,950 for the nine months ended March 31, 2025, a decrease of $397,544 or 65.82%. The decrease of general and administrative (“G&A”) expenses mainly reflected decreased professional fees by $214,122, decreased subcontract labor expenses by $75,134, decreased payroll expense by $49,467, decreased insurance expense by $2,807, decrease labor pension expense by $1,232, decreased meals and entertainment expense by $8,734, decreased office expense by $4,462, decreased OTC listing fee by $4,685, decreased travel expense by $4,708 and decreased other G&A expenses by $32,193.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee, and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang, and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the nine months ended March 31, 2026 and 2025, the Company recorded $161,000 and $1,288,000, respectively, from the prepayment as stock compensation expense.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kuang and Kung Hwang Liu Shiang to serve as the Company’s independent directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the nine months ended March 31, 2026, the Company recorded $2,912 in stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as independent directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. On October 17, 2025, all three individuals resigned from their positions as directors of the Company. For the nine months ended March 31, 2026, the Company recorded $nil in stock-based compensation expense related to these agreements.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company paid Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the nine months ended March 31, 2026 and 2025, the Company recorded $17,083 and $59,792 stock compensation expense, respectively, for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

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

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F. Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company issued 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the nine months ended March 31, 2026, the Company recorded $120,000 stock compensation expense for shares to Mr. Wong. On October 17, 2025, Andy F. Wong resigned from his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the nine months ended March 31, 2026, the Company recorded $220,500 stock compensation expense for shares to be issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company. At the same time, Mr. Tse-Ling Wang agreed to forgo the 87,500 shares that were to be granted for the service period from January 1, 2025 to July 31, 2025. During the period from January 7, 2025 to October 17, 2025, Mr. Tse-Ling Wang was entitled to 208,333 restricted stock units under the agreement. After deducting the 87,500 shares forgone as mentioned above, the remaining number of shares to be issued is 120,833 shares.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company paid Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. Effective January 25, 2026, Liao Kunteng agreed to transition his position as Director of Marketing and Sales. The Company will pay Mr. Liao a commission equal to one percent (1%) of the vessel’s listed sale price. During the nine months ended March 31, 2026 and 2025, the Company recorded $19,833 and nil stock compensation expense for shares to be issued to Mr. Liao.

Other expenses, net

Net other expense was $2,698 and $132,312 for the nine months ended March 31, 2026 and 2025, respectively. For the nine months ended March 31, 2026, net other expense mainly consisted of other income of $2,727, which was partly offset by interest expense of $5,425. For the nine months ended March 31, 2025, net other expenses mainly consisted of interest expense of $22,091, and other expenses of $110,221.

Net loss

We had a net loss of $552,765 for the nine months ended March 31, 2026, compared to a net loss of $2,498,000 for the nine months ended March 31, 2025, a decrease in our net loss of $1,945,235 or 77.87%. The decrease in our net loss was mainly due to decreased general and administrative expense and decreased share-based compensation as described above.

LIQUIDITY AND GOING CONCERN

We had $13,985 cash and cash equivalents and working capital deficit of $0.19 million as of March 31, 2026 and generated a net loss of $0.55 million during the nine months ended March 31, 2026. Of the assets included in working capital, prepayment to related parties amounted to $0.74 million. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2026 and 2025.

	2026	2025
Net cash used in operating activities	$(304,578)	$(511,134)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$275,954	$262,129

Net cash used in operating activities

Net cash used in operating activities was $304,578 for the nine months ended March 31, 2026, compared to net cash used in operating activities of $511,134 for the nine months ended March 31, 2025. The decrease in cash used in operating activities was principally attributable to 1) the decrease in our loss after adjustments to reconcile net loss to net cash used in operating activities by $610,430, 2) decreased cash outflow from accounts payable and accounts payable to related party by $1,355,245, 3) decreased cash outflow on other receivables by $9,823, 4) increase cash inflow on deposit and prepayments from related party by $503,421 and 4) increased cash inflow on inventory by $4,150, which was partly offset by 1) decreased cash inflow from accounts receivable and accounts receivable from related party by $1,242,364, 2) decreased cash inflow from note receivable by $48,692, 3) decreased cash inflow from deposit and prepayment by $114,674, 4) decreased cash inflow from accrued liabilities and other payables by $11,625, 5) increased cash outflow from deferred revenue by $776,932, and 6) increased cash outflow from tax payables by $82,226.

Net cash used in investing activities

Net cash used in investing activities was nil for the nine months ended March 31, 2026 and 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $275,954 for the nine months ended March 31, 2026, compared to net cash provided by financing activities of $262,129 for the nine months ended March 31, 2025. Net cash provided by financing activities for the nine months ended March 31, 2026 consisted of proceeds from related party of $1,539,785, which was partly offset by repayments to related parties of $711,574 and repayment to third party loans of $552,257. Net cash provided by financing activities for the nine months ended March 31, 2025, consisted of proceeds from related party advances of $556,048 and loan proceeds from a third party of $123,073, which was partly offset by repayments to related parties of $278,535 and repayment of loans of $138,457.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had $13,985 cash and cash equivalents and working capital deficit of approximately $192,907 as of March 31, 2026, which included prepayments to related parties of $0.74 million and due to related parties of $0.36 million. We generated a net loss of $0.55 million during the nine months ended March 31, 2026, and we had an accumulated deficit of approximately $6.30 million as of March 31, 2026 and generated negative cash flow from operating activities during the period of $0.30 million. We do not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

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

Based on current cash resources and anticipated support from related parties, management believes the Company may be able to fund limited operations in the near term. However, there can be no assurance that such support or additional financing will be available when needed or on acceptable terms. We have no lines of credit or other bank financing arrangements apart from amounts outstanding under our EIDL loan. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments to our principal shareholders. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with our business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at March 31, 2026 was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2026, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal or administrative proceedings and are not aware of any claim which might lead to a material legal claim or proceeding being commenced against us in the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2026, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
3.2	Certificate of Amendment to Articles of Incorporation filed April 8, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).
3.3	Certificate of Designation filed April 9, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).
3.4	Certificate of Amendment to Articles of Incorporation filed November 18, 2019. (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.5	Certificate of Amendment to Articles of Incorporation filed January 16, 2020. (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.6	Certificate of Correction filed January 17, 2020. (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.7	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed December 9, 2020. (incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.8	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
10.1	Stock Purchase Agreement dated July 12, 2023, between Vivic Corporation (Hong Kong) Co. Limited and Yun-Kuang Kung (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 18, 2023).
10.2	Debt Conversion Agreement dated May 26, 2023, between the Company and Yun-Kuang Kung (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 30, 2023).
10.5	Employment Agreement dated October 1, 2024, by and between the Company and Kun-Teng Liao (incorporated by reference to report on Form 8-K dated January 27, 2025)
10.6	Electric Catamaran Yacht Co-Development Agreement dated January 29, 2025, between the Company and Acel Power Inc. (incorporated by reference to report on Form 10-Q dated February 14, 2025)
10.7	Yacht Sales Contract (“Purchase and Sale Agreement”) dated January 29, 2025, between the Company and Acel Power Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K as filed with the SEC on September 30, 2025)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of 15d-14 or Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

VIVIC, CORP.

Dated: May 14, 2026	By:	/s/ Chen-Hon Chuang
Chen-Hon Chuang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

