Form 10-K
period 2026-06-30
VIVIC CORP.
filed 2026-11-12
CIK 1703073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

There were 27,678,419 shares of the Company’s common stock outstanding as of November 11, 2026.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2025 was $3,128,241.41 based upon a closing price of $0.1230 per share.

Transfers of Cash to and from Our Subsidiaries

We are a Nevada corporation that owns a wholly-owned subsidiary in Hong Kong, Vivic Corporation (Hong Kong) Co., Limited (“Vivic Hong Kong”). During the fiscal year ended June 30, 2026, Vivic Hong Kong was operationally dormant and the Company’s principal operations were conducted through Vivic Corp., its Nevada parent company. Subsequent to June 30, 2026, the Company began planning and organizing an overseas operating structure through Vivic Hong Kong, which is expected to support activities related to international yacht sales, market development, customer relations and international dealer recruitment. To the extent that we expect to receive dividends, distributions, loans, or other transfers of cash or assets from our Hong Kong subsidiary, such transfers may be subject to the laws and regulations of Hong Kong, as well as contractual restrictions that may be imposed under any future financing arrangements.

Nevada. Vivic Corp. is permitted under the Nevada laws to provide funding to its subsidiary in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

Hong Kong. Our subsidiary in Hong Kong is permitted under local law to provide and receive funding to and from Vivic Corp., including through dividend distributions, without restrictions on the amount of funds. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by Vivic Corp. We currently do not expect the laws and regulations of the PRC to have any material impact on the transfer of cash between Vivic Corp. and our Hong Kong subsidiary. There are no restrictions under the laws of Hong Kong on the conversion of Hong Kong dollars (“HKD”) into foreign currencies or the remittance of funds across borders to U.S. or other foreign investors.

There is a possibility that the PRC could impose controls or restrictions that prevent cash held in Hong Kong from leaving or limit the use of such cash for business operations or dividend payments. As of June 30, 2026, our Hong Kong subsidiary was operationally dormant. Subsequent to the fiscal year end, the Company began planning and organizing an overseas operating structure through Vivic Hong Kong. Although we currently do not expect potential restrictions on transfers of cash from Hong Kong to have a material adverse effect on our ability to finance operating requirements, service debt or make distributions to shareholders, increased business activity in Hong Kong may increase our exposure to laws and regulations applicable to the transfer and use of funds in Hong Kong.

As of the date of this report, there have been no dividends or distributions among Vivic Corp. or its Hong Kong subsidiary nor do we expect such dividends or distributions to occur in the foreseeable future. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a global yacht sales and service provider focused on offering yachts, ancillary products, technical support, service solutions and systematic management solutions to yacht marinas, yacht clubs, yacht operators and marine tourism providers. We are focused on promoting sales of our products and services to clients in the United States and Southeast Asia. The Company is also the exclusive distributor of Monte-Fino yachts in Asia and the Middle East and is the non-exclusive distributor in other territories throughout the world for which Monte-Fino has not appointed an exclusive distributor. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

The Company previously maintained its headquarters at its branch in Taiwan, Republic of China (“Taiwan” or “ROC”), Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It was mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. Accordingly, the Company initiated the wind-down and deregistration of Vivic Taiwan, which was completed in April 2026.

On July 12, 2023, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”, son of Shang-Chiai Kung, who was then the Company’s principal shareholder, President and Chief Executive Officer), pursuant to which, Mr. Kung acquired all of the shares of the Company’s wholly owned subsidiary Guangdong Weiguan Ship Tech Co., Ltd (“Weiguan Ship”). In consideration for its interest in Weiguan Ship, the Company received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes. As a result of its divestiture of Weiguan Ship, the Company disposed of all of its business operations in mainland China.

During the fiscal year ended June 30, 2026, Vivic Hong Kong was operationally dormant and the Company’s principal operations were conducted through Vivic Corp., its Nevada parent company. Subsequent to June 30, 2026, the Company began planning and organizing an overseas operating structure through Vivic Hong Kong, which is expected to support activities related to international yacht sales, market development, customer relations and international dealer recruitment.

Corporate History

The Company was incorporated under the laws of the State of Nevada on February 16, 2017, and was a travel agency that organized individual and group tours in the Dominican Republic, such as cultural, recreational, sport, business, ecotours and other travel tours.

Change in Control and Entry into Yacht Business

On December 27, 2018, Honetech Inc, a Samoa company, consummated the purchase of 2,499,800 shares of our common stock from Yoel Rosario Duran for aggregate consideration of $151,984.80 and 1,999,800 shares of our common stock from Dmitriy Perfilyev for aggregate consideration of $151,984.80 pursuant to certain share purchase agreements entered on December 21, 2018. Upon the consummation of these transactions, Hontech Inc. became the controlling shareholder of the Company. Honetech Inc used its company working capital to purchase these shares.

In connection with the change in control, effective on December 21, 2018, Yoel Rosario Duran resigned from all positions he held in the Company, including Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Board Director. Dmitriy Perfilyev resigned as the Secretary of the Company, effective immediately. Concurrently, we appointed Wen-Chi Huang, Kuen-Horng Tsai, Cheng-Hsing Hsu, and Kun Teng Liao as directors, and also appointed Yun-Kuang Kung as Chief Executive Officer and Huilan Chen as Secretary and director.

Starting December 27, 2018, associated with the change of management, we expanded our business operations to the research and development of yacht manufacturing, tourism, pier, real estate operations and the application of new energy saving technologies with a focus in Taiwan, China and Southeast Asia.

Formation and Acquisition of Subsidiaries in Connection With Yacht Business

On June 25, 2019, we formed Vivic Corporation (Hong Kong) Co., Ltd (“Vivic HK”), a wholly owned subsidiary company in Hong Kong. We intended to use Vivic HK as the primary entity to carry out the new business development in Hong Kong, Macau and mainland China (“Target Areas”), coordinate the cooperation with other business entities in Target Areas, and invest in the potential mergers and acquisitions in Target Areas.

On July 11, 2019, we formed a wholly owned branch company in Taiwan (“VIVC Taiwan”) at 19 Jianping Third Street, Tainan City. VIVC Taiwan was intended to be responsible for the research, development and application of energy-saving technologies, and the research and development of the manufacturing of electric ships.

On October 15, 2019，Vivic Corp (“Company”) completed the acquisition of 100% ownership of Guangzhou Monte Fino (formerly known as Guangzhou Monte Fino Yacht Co., Ltd., a Chinese limited liability company (“Guangzhou Monte Fino”). Guangzhou Monte Fino holds the exclusive license to use the brand “Monte Fino” in mainland China. Monte Fino is a famous yacht brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world. Guangzhou Monte Fino has acquired the rights to develop a yacht marina in Shanwei City, Guangdong Province, China and has also developed and operated “Joy Wave”(享浪)，an online yacht rental and leisure service platform in Guangzhou, China. Guangzhou Monte Fino engaged in business in multiple Chinese provinces including Guangdong, Fujian and Hainan, and it has received numerous awards at the famous China Boat Show. Subsequent to the acquisition, Guangzhou Monte Fino assumed the continuing operations of the post-acquisition entity, and its senior management acted as the senior management of the post-acquisition entity. The acquisition was considered a re-capitalization of the company. Therefore, the assets, liabilities and operating results of Guangzhou Monte Fino was merged with us from the date of acquisition.

On January 3, 2021, the Company entered into a Joint Venture and Cooperation Agreement to invest in Shenzhen Ocean Way Yachts Services Co., Ltd (“Ocean Way”). During the year ended December 31, 2021, we have invested a total amount of $122,665 (RMB 780,000). Ocean Way is a media company which publishes a yacht magazine and holds accounts in main media platforms such as Weibo. However, to concentrate on yachts manufacturing and sales, on March 27, 2022, we sold the investment in Ocean Way.

On May 11, 2021, our subsidiary Guangzhou Khashing Yacht Company Limited ceased its operation and de-registered.

On June 23, 2021, our subsidiary Vivic Corporation (Fujian) Co., Limited ceased its operation and de-registered.

On June 24, 2021, our subsidiary Khashing Yachts Industry Development (Hainan) Co. Ltd ceased its operation and de-registered.

On September 23, 2021, we acquired the additional 25% of Vivic Corporation (Hong Kong) Co., Limited. As a result, Vivic Corporation (Hong Kong) Co., Limited became our wholly-owned subsidiary.

Divestiture of Mainland China Yacht Business

On July 12, 2023, our subsidiary, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), entered into a Stock Purchase Agreement with Yun-Kuang Kung pursuant to which Mr. Kung acquired all of the shares of our wholly-owned subsidiary, Weiguan Ship. The divestiture of Weiguan Ship completed our plan to divest of all activities other than our ongoing yacht business in Taiwan. On August 21, 2025, we ceased the operation of Vivic Taiwan due to the Taiwan government’s policy of prohibiting importing ships from China, where our main suppliers are located. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia.

Exit From Taiwan Market

The Company previously maintained its headquarters at its branch in Taiwan, Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It was mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. Accordingly, the Company initiated the wind-down and deregistration of Vivic Taiwan, which was completed in April 2026.

Currently, Mr. Chen-Hon Chuang serves as the President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company. Mr. Kun-Teng Liao serves as our Director of Marketing and Sales, and Mr. Shang-Chiai Kung and Ms. Liu-Shiang Kung Hwang serve on our board of directors

Current Business

We are a global yacht sales and service provider focused on offering yachts, ancillary products, technical support, service solutions and management solutions to yacht marinas, yacht clubs, yacht operators and marine tourism providers. Following the wind-down and deregistration of Vivic Taiwan, which was completed in April 2026, the Company is focusing its business development and sales efforts on the United States and Southeast Asia. During the fiscal year ended June 30, 2026, Vivic Hong Kong was operationally dormant and the Company’s principal operations were conducted through Vivic Corp., its Nevada parent company. Following the fiscal year end, the Company began planning and organizing its overseas operating activities through Vivic Hong Kong.

We distribute Monte Fino yachts pursuant to our agreement with Kha Shing Enterprise Co. (“Kha Shing”) and engage in the development and distribution of power boats, charter boats and eco-friendly new energy vessels through third-party manufacturing partners. On January 29, 2025, the Company entered into an Electric Catamaran Yacht Co-Development Agreement with Acel Power Inc. to collaborate on the development of an electric yacht. The foregoing discussion of the Electric Catamaran Yacht Co-Development Agreement is qualified in its entirety by reference to the complete text of the agreement incorporated herein by reference as Exhibit 10.3.

On January 29, 2025, the Company also entered into a Yacht Sales Contract with Acel Power Inc. relating to the sale and delivery of three yachts. On June 30, 2026, the Company and Acel Power Inc. entered into a supplemental agreement to the Yacht Sales Contract, pursuant to which the delivery date for the three yachts was extended to August 10, 2027. On October 5, 2026, the parties entered into Correction and Confirmation Agreement correcting certain clerical errors in the Yacht Sales Contract and the supplemental agreement. Except as modified by the supplemental agreement and the Correction and Confirmation Agreement, the remaining terms of the Yacht Sales Contract remain in full force and effect. The foregoing descriptions of the Yacht Sales Contract, the supplemental agreement and the Correction and Confirmation Agreement are qualified in their entirety by reference to the complete texts of the agreements, incorporated herein by reference as Exhibits 10.4, 10.5 and 10.6, respectively.

Our Market

We seek to market our yachts primarily to yacht operators, dealers, charter operators and other customers in the United States and Southeast Asia. Our target customers include purchasers seeking yachts for recreational use, charter activities, marine tourism and other commercial or leisure applications.

Customer requirements vary depending on the intended use of a yacht, including factors such as size, cruising range, deck configuration, interior layout, onboard amenities, propulsion systems and operating efficiency. Through our relationships with third-party manufacturers and development partners, we seek to offer yacht products and configurations that address differing customer requirements.

We expect to market our products through industry events, boat shows, dealers, agents and other business relationships in selected markets. Depending on the model and customer requirements, product features may include catamaran hull configurations, flexible deck and interior layouts, and propulsion systems designed for conventional or new-energy applications. Our market development efforts are currently focused on supporting our transition toward new-energy vessels, new yacht models and expanded sales opportunities in the United States and Southeast Asia.

Sales and Marketing

We intend to market our yachts primarily to yacht operators, dealers and other customers in the United States and Southeast Asia. Our target customers include operators and purchasers seeking yachts for recreational use, yacht charter activities and other marine tourism applications. We believe that demand for yacht ownership, charter services and shared-use models may create opportunities for products that provide flexibility in design, operating efficiency and cost.

Customer preferences vary depending on the intended use of a yacht, including factors such as size, speed, interior configuration, onboard amenities and cruising range. Through our relationships with third-party manufacturers and development partners, we seek to offer yacht models with different specifications and configurations to address these varying customer requirements.

We expect to market our products through industry events, boat shows, dealers, agents and other business relationships in selected markets. Depending on the model and customer requirements, product features may include catamaran hull designs, configurations intended to improve fuel or energy efficiency, flexible deck and interior layouts, and propulsion systems designed for conventional or new energy applications. Our current sales and marketing strategy is being reorganized in connection with our transition toward new energy vessels and the development of new yacht models.

Customer Support and After-Sales Service

We seek to maintain ongoing relationships with our customers following the sale and delivery of our yachts. After-sales support may include customer follow-up, coordination of scheduled maintenance, and assistance with warranty, maintenance and repair matters. Where appropriate, we coordinate with our manufacturing partners, equipment suppliers and other third-party service providers to address customer service and technical support needs.

Product Warranties

Certain yachts sold by the Company may be covered by manufacturer-provided warranty programs, including warranty coverage for defects in materials and workmanship and, where applicable, a two-year warranty on the hull. Engine and other component warranties may also be provided by the applicable manufacturers. We may assist customers in coordinating warranty and service claims with the applicable manufacturer or service provider. Certain sales agreements may contain warranty terms that differ from our general warranty arrangements, including obligations that may be assumed directly by the Company.

Financing Arrangements

We do not provide or arrange financing for the purchase of our yachts. Customers are responsible for obtaining their own financing, if needed, from third-party financial institutions or other sources.

Manufacturing and Sourcing

We outsource the manufacture of our yachts to qualified producers, including Kha Shing, who are generally well known to our staff. Production of each yacht is entrusted to a facility based upon the manufacturing skills and capabilities of the facility, its economic wherewithal and the ability to meet delivery dates.

We work with each of our manufacturers to ensure that they have the parts and accessories necessary and all of our accessories are sourced from selected global manufacturers with which we or our manufacturers have ongoing relationships. We identify and engage potential vendors and suppliers through our industry contacts, manufacturing partners and other external resources. We evaluate potential suppliers and their products based on factors such as product quality, capabilities, reliability and ability to meet our business requirements. We review market trends with our major suppliers to determine whether there is an opportunity to upgrade or accessorize a product to increase its customer appeal, the sales price and our margins.

Employees

As of September 20, 2026, we employed 8 individuals on a full-time basis. A majority of our personnel are based in Hong Kong, with limited personnel located in the United States. We have no employees based in Taiwan. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes, shutdowns or labor disputes.

Competition

The market for high-end yachts is highly competitive and includes established yacht manufacturers, distributors and dealers, many of which have greater financial resources, broader distribution networks, stronger brand recognition and more extensive operating experience than we do. We seek to compete by focusing on yacht operators, charter operators and other customers that may require yachts with features such as flexible configurations, open deck space, operating efficiency and configurations suitable for recreational, charter and marine tourism applications.

We do not manufacture yachts directly. Instead, we work with third-party manufacturing partners to develop and source yacht products that may be configured to meet the requirements of our target customers. Our ability to compete will depend on factors including product quality, price, design, operating efficiency, delivery schedules, customer support, brand recognition and our ability to establish and maintain relationships with manufacturers, dealers, agents and other business partners.

In addition to our focus on yacht operators and charter-related applications, we seek to market Monte Fino luxury yachts, including models generally within the 40- to 70-foot range. The market for luxury yachts includes numerous well-established manufacturers and brands with greater resources, broader distribution networks and stronger market recognition than we currently have. Competitors in this market include established brands such as Azimut and Ferretti.

The yacht market may attract additional competitors, and existing or new competitors may offer products or services that are more established, less expensive or otherwise more attractive to customers. There can be no assurance that we will be able to compete successfully or achieve meaningful market acceptance for our products.

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

Regulations

We are subject to numerous regulations applicable to businesses generally in the United States, including regulations relating to working conditions, employee compensation and the maintenance of welfare plans. Moreover, although we do not manufacture the yachts we sell, our contractors will be subject to numerous regulations related to worker safety intended to protect against occupational exposure to chemicals, including health and safety risks, and the use and disposal of various chemicals. This regulatory framework imposes compliance burdens on our contractors which we must consider when determining who to use to manufacture yachts.

The yachts we sell may be used in various jurisdictions, which may require compliance with applicable product safety, environmental, emissions and other regulatory requirements. We work with our third-party manufacturing partners and suppliers to address applicable regulatory requirements relating to the yachts and components supplied to us. Changes in environmental, emissions and other regulatory standards may increase the costs of manufacturing, sourcing or modifying our products and may affect the markets in which our products can be sold or operated.

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

Our registered public accounting firm in its audit report expressed substantial doubt about our ability to continue as a going concern. Our continued operation is dependent upon continued financial support from related parties or our ability to raise sufficient funds to finance our activities from third parties. Until such time, if ever, we begin to generate positive cash flow and operate profitably. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

We have funded our operations to date through loans from related parties, third party lenders and commercial banks and the willingness of third parties to delay payment of amounts due. Consequently, as of June 30, 2026, we had no accounts payable to related parties, and amounts due to related parties were in the amount of $381,521. If we are not able to pay or refinance the outstanding principal and accrued interest on our loans when due, our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or securities convertible into our equity or modification of our loan agreements to provide additional compensation. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, our operations may be adversely affected and the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse impact on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our stockholders, we may become insolvent and cease operations.

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

We face competition in the sale and distribution of yachts from well-established companies and smaller independent businesses, many of which have greater capital resources, established dealer networks and recognized brand names. Competitive pricing may limit our ability to maintain or increase product prices in response to increases in manufacturing, component, labor or other costs and may adversely affect our profit margins.

We may also face competition in the development, sourcing and marketing of energy-efficient and new-energy yachts. Our ability to compete will depend on factors including product quality, pricing, design, operating efficiency, delivery schedules, customer support, brand recognition and our ability to maintain relationships with third-party manufacturers, dealers and other business partners. There can be no assurance that we will be able to compete effectively against existing or future competitors.

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

We may choose to rely upon manufacturers based in China and their operations are subject to risks associated with business operations in China. Any disruption in the ability of these manufacturers to supply us with appropriate products on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

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

Although the Company has determined to concentrate its operations in the United States and Southeast Asia, we continue to rely upon manufacturers in Taiwan. The sovereignty of Taiwan is a longstanding point of contention between China and the United States. The United States maintains unofficial relations with Taiwan, while also recognizing the “One China” policy of China, which acknowledges Beijing as the legitimate government of China. Both China and the United States have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

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

Our business depends on the continued contributions made by Mr. Shang-Chiai Kung. The loss of the services of Mr. Kung may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by Mr. Shang-Chiai Kung our Chairman. Mr. Kung is 87 years old. If he cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in severe damage to our business operations and would have an adverse material impact on our financial position and operational results.

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

Our management has limited experience operating a company with publicly traded shares.

Mr. Kung has limited experience operating a company with shares traded in the public markets and consequently, is not familiar with many of the requirements applicable to a public company. Our management and other personnel will need to devote a substantial amount of time to ensure compliance with these requirements and we anticipate that we may need to rely upon outside advisors, counsel, and consultants to ensure compliance with applicable laws and regulations and undertaking various actions, such as implementing new internal controls and procedures. We anticipate that compliance with these rules and regulations will increase our legal, accounting, and financial compliance costs substantially.

If we fail to develop and protect our brand names and reputation, we may not attract customers, which could adversely affect our revenues and financial performance.

We expect to invest significant resources to promote our brand names to obtain favorable recognition for us and our products among the public and, in particular, prospective distributors and dealers. We may not be able to attract and retain a robust network of distributors and dealers or a significant customer base, which could in turn adversely affect our business, results of operations or financial condition.

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

Certain yachts and components sold by us may be covered by warranties provided by the applicable manufacturers. Although the manufacturers may be primarily responsible for warranty-related repair or replacement obligations, product defects, warranty claims, recalls or delays in obtaining warranty service from manufacturers could adversely affect our customer relationships, reputation and operating results. We may also incur costs in coordinating warranty claims, providing customer assistance or addressing product-related issues that are not fully covered by manufacturer warranties.

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

We previously divested our mainland China operations and completed the wind-down of our Taiwan operations in 2026. We currently are concentrating our business development and sales efforts in the United States and Southeast Asia. However, we may continue to rely on suppliers or manufacturers based in China, Taiwan or other regions for certain yachts, components and equipment. As a result, our business may be adversely affected by tariffs, trade restrictions or other measures imposed on goods imported from these regions. Escalating trade tensions between the U.S. and China, as well as the longstanding dispute regarding Taiwan, increase the likelihood of changes in laws, tariffs, or trade restrictions that could impact our ability to source products and components. As of the date of this Annual Report, the U.S. tariff rate on goods imported from China remains significant and has been subject to volatility, while additional tariffs or trade restrictions could be imposed on goods imported from Taiwan. Because we may rely on suppliers or manufacturers based in China and Taiwan for certain boats and components, increases in tariffs could materially increase our cost of revenue and reduce profit margins. There is no guarantee that current tariff levels will remain stable or that new trade barriers will not be enacted. Any continuation, escalation, or expansion of tariffs on products imported from China, Taiwan, or other regions could materially and adversely affect our supply chain, business operations, financial condition, and results of operations.

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

You may have difficulty in effecting service of legal process or bringing actions against our management based on foreign laws.

We are a Nevada company, but all of our directors and executive officers are residents of Taiwan, and their assets are located outside the United States. As a result, it may be difficult for you to effect service of process upon our directors and officers inside Taiwan or to bring actions against our management in Taiwan.

Foreign exchange fluctuations may affect our business.

We may rely on suppliers and vendors in China and Taiwan. Therefore, foreign exchange fluctuations may affect the pricing of our products and services, our profit margins, liquidity, and our results of operations.

The value of the NTD or the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the Taiwanese and Chinese governments. It is difficult to predict how market forces or Taiwanese, Chinese or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate by and among the NTD, RMB and the U.S. dollar.

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

We currently have outstanding 832,200 shares of Class A Convertible Preferred Stock which are owned by Shang-Chiai Kung. Each share of our Class A Preferred Stock is convertible, at any time, into ten (10) shares of our common stock. The holder of our Class A Preferred Stock votes together with the holders of our common stock on all matters brought for a vote by our shareholders and is entitled to cast 50 votes for each share of Series A Convertible Preferred Stock or 41,610,000 votes in total. We have outstanding 27,678,419 shares of common stock. Therefore, Shang-Chiai Kung can cast votes representing approximately 63.29% of the aggregate voting power on all matters voted upon by our stockholders, including the election of members of our Board of Directors. Accordingly, Mr. Kung will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. Mr. Kung will also have the power to prevent or cause a change in control of our Company. Without the consent of Mr. Kung, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. Mr. Kung’s interests may differ from the interests of our other shareholders.

Ownership of our common stock is concentrated. The interests of those currently holding a majority of the outstanding shares of our common stock and our preferred stock may not be aligned with the interests of our other shareholders.

The ownership of the Company’s common stock is concentrated among a limited number of stockholders. If any of these individuals were to seek to sell shares of our common stock or grant a lien on their shares which results in the sale of shares of our common stock, it could have an adverse impact on the market price of our common stock. Further, the possibility that such sales might occur as a result of this concentration in the ownership of our common stock may cause a material decline in the value of our common stock.

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

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

●	the use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.

●	the deployment of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.

●	the use of third-party service to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks.

●	the review of the security procedures used by third parties that may host or otherwise have access to the Company’s data.

●	the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities.

●	if necessary, the use of third-party security experts if and when an incident is detected

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is subject to quotation on the OTCQB market under the symbol VIVC. The following table shows the high and low reported sales prices for our common stock during the fiscal years ended June 30, 2026 and 2025 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There is no established market for our common stock.

	Price Range
Period	High	Low
Period from July 1, 2026, to September 15, 2026	$0.03	$0.01
Fiscal Year Ended June 30, 2026:
Fourth Quarter	$0.10	$0.01
Third Quarter	$0.12	$0.04
Second Quarter	$0.32	$0.11
First Quarter	$0.34	$0.06

Fiscal Year Ended June 30, 2025:
Fourth Quarter	$0.53	$0.07
Third Quarter	$5.10	$0.24
Second Quarter	$5.01	$1.38
First Quarter	$5.09	$2.76

Holders

On September 15, 2026, there were approximately 99 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In 2025, the board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes the issuance of shares of common stock for grants of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, restricted stock units, other stock related awards and performance awards that may be settled in cash, stock, or other property. The 2025 Plan authorizes the issuance of up to 2,500,000 shares. To date, no options or other awards have been granted pursuant to the 2025 Plan.

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

The 2025 Plan was not approved by our shareholders. Except as set forth above, we have not adopted any other equity compensation plans.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Our Equity Securities

None.

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

Overview

We are a global yacht sales and service provider focused on offering yachts, ancillary products, technical support, service solutions and systematic management solutions to yacht marinas, yacht clubs, yacht operators and marine tourism providers. We are focused on promoting sales of our products and services to clients in the United States and Southeast Asia. The Company is also the exclusive distributor of Monte-Fino yachts in Asia and the Middle East and is the non-exclusive distributor in other territories throughout the world for which Monte-Fino has not appointed an exclusive distributor. Monte Fino is a well-known brand owned by Taiwan Kha Shing Yacht Company, one of the leading yacht manufacturers in the world.

The Company previously maintained its headquarters at its branch in Taiwan, Republic of China (“Taiwan” or “ROC”), Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It was mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. Accordingly, the Company initiated the wind-down and deregistration of Vivic Taiwan, which was completed in April 2026.

On July 12, 2023, Vivic Corporation (Hong Kong) Co. Limited (“Vivic Hong Kong”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Yun-Kuang Kung (Mr. “Kung”, son of Shang-Chiai Kung, who was then the Company’s principal shareholder, President and Chief Executive Officer), pursuant to which, Mr. Kung acquired all of the shares of the Company’s wholly owned subsidiary Guangdong Weiguan Ship Tech Co., Ltd (“Weiguan Ship”). In consideration for its interest in Weiguan Ship, the Company received RMB 1,000 ($137) and the agreement of Mr. Kung to indemnify the Company and its affiliates and hold them harmless from, against and in respect of any and all claims arising out of or related to the business of Weiguan Ship whether arising before or after the date of the Stock Purchase Agreement, whether currently known or unknown, including, without limitation any claims for taxes. As a result of its divestiture of Weiguan Ship, the Company disposed of all of its business operations in mainland China. During the fiscal year ended June 30, 2026, Vivic Hong Kong was operationally dormant and the Company’s principal operations were conducted through Vivic Corp., its Nevada parent company.

Results of Operations

The following table summarizes our results of operations for the years ended June 30, 2026 and 2025. Certain columns may not be add due to rounding.

Comparison of results of operations for the years ended June 30, 2026, and 2025

	2026	2025	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue	$-	$-	$-
Revenue - related party	-	44,515	(44,515)	(100.00)%
Total revenue	-	44,515	(44,515)	(100.00)%
Cost of revenue	-	126,927	(126,927)	(100.00)%
Gross loss	-	(82,412)	82,412	(100.00)%
Operating expenses
Share-based compensation	349,328	2,508,783	(2,159,455)	(86.08)%
Loss on prepayments	574,177	-	574,177	100.00%
General and administrative	242,649	784,492	(541,843)	(69.07)%
Total operating expenses	1,166,154	3,293,275	(2,127,121)	(64.59)%
Loss from operations	(1,166,154)	(3,375,687)	2,209,533	(65.45)%
Other income (expenses)
Interest expense, net	(6,706)	(30,409)	23,703	(77.95)%
Other income (expenses), net	2,727	(114,887)	117,614	(102.37)%
Loss before income taxes	(1,170,133)	(3,520,983)	2,350,850	(66.77)%
Income tax benefit	-	(74,232)	74,232	(100.00)%
Net loss from operations	(1,170,133)	(3,446,751)	2,276,618	(66.05)%
Net loss	$(1,170,133)	$(3,446,751)	$2,276,618	(66.05)%

Revenue

There was no revenue for the year ended June 30, 2026. Revenue was $44,515 for the year ended June 30, 2025. The revenue for the year ended June 30, 2025 was mainly from the sale of yacht models. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts. The Company did not generate any revenue during the year ended June 30, 2026, primarily as a result of the Company’s transition in its sales strategy and product development focus. During the period, the Company shifted its product development efforts toward new energy vessels and the development of new yacht models, with certain initial development costs being supported by the Company’s development partners and manufacturing partners. The Company also undertook a reorganization of its product portfolio and sales strategy. As a result, no new yacht sales were completed during the fiscal year.

Cost of revenue

Cost of revenue was nil and $126,927 for the years ended June 30, 2026 and 2025, respectively. The cost of revenues in the year ended June 30, 2025 was mainly due to costs associated with yacht model sales. We sold 100 yacht models to one of the Company’s directors below cost. We considered this as marketing and advertising because the director will give our yacht models to prospective purchasers to promote and market our yachts.

Gross profit (loss)

There was no gross profit (loss) for the year ended June 30, 2026, as we had no sales. Gross loss for the year ended June 30, 2025 was $82,412 as we had no sales other than yacht model sales. The gross loss in the year ended June 30, 2025 was the result of our decision to sell yacht models below cost for marketing.

Operating expenses

Selling expenses consisted mainly of advertising, employee salaries and welfare, entertainment, and transportation expenses of the marketing department. Selling expenses were nil for the years ended June 30, 2026, and 2025.

General and administrative expenses consisted mainly of employee salaries and welfare, expenses for business meetings, utilities, accounting, consulting, and legal services. General and administrative expenses were $242,649 for the year ended June 30, 2026, compared to $784,492 for the year ended June 30, 2025, a decrease of $541,843 or 69.07%. The decrease of general and administrative (“G&A”) expenses mainly reflected decreased professional fees by $220,533, decreased subcontract labor expenses by $78,892, decreased payroll expense by $75,846, decreased bad debt expense by $86,026, decreased insurance expense by $5,162, decreased repair and maintenance expense by $37,638, and decreased meals and entertainment expense by $12,653.

Loss on prepayments was $574,177 for the year ended June 30, 2026, compared with nil for the year ended June 30, 2025. The loss consisted of $266,387 related to Weiguan Ship, $44,492 related to Fujian Jiaxin Company Limited, and $263,298 related to Hainan Jiajie Shipbuilding Manufacturing Company Limited. As of June 30, 2026, the Company had a remaining related-party prepayment balance of $400,000 with Fujian Jiaxin Company Limited.

In addition, on and effective August 1, 2024, the board of directors (the “Board”) appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee, and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang, and Mr. Kevin Lee were each issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year, and each of Ms. Huang and Mr. Pao received 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one year. We also issued 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one year. The 700,000 shares of the Company’s common stock were issued on September 30, 2024 with fair value of $1,932,000. During the years ended June 30, 2026 and 2025, the Company recorded $126,500 and $1,771,000, respectively, from the prepayment to stock compensation expense.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kung and Liu-Shiang Kung Hwang to serve as the Company’s directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the year ended June 30, 2026, the Company recorded $4,004 stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. Hui-Ming Pao and Yin-Zhen Huang resigned on October 17, 2025, and Chuen-Huei Lee resigned on October 29, 2025. For the year ended June 30, 2026, the Company recorded $971 stock-based compensation expense related to these agreements.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company paid Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the years ended June 30, 2026 and 2025, the Company recorded $17,083 and $85,417 stock compensation expense, respectively, for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

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

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F. Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company issued 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the year ended June 30, 2026, the Company recorded $120,000 stock compensation expense for shares to Mr. Wong. On October 17, 2025, Andy F. Wong resigned from his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the year ended June 30, 2026, the Company recorded $47,999 stock compensation expense for shares issued to Mr. Wang, net of amounts previously recorded for his compensation as a director, which were subsequently returned and offset against his compensation as Chief Executive Officer. On October 17, 2025, Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company. During the period from January 7, 2025 to October 17, 2025, Mr. Wang earned 208,333 restricted stock units under his employment agreement. In connection with his appointment as Chief Executive Officer, the Company and Mr. Wang agreed that 87,500 shares previously issued to him as compensation for his service as a director would be applied against the shares earned under his employment agreement. Accordingly, after giving effect to this offset, the remaining number of shares to be issued to Mr. Wang under his employment agreement was 120,833 shares.

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company paid Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. Effective January 25, 2026, Mr. Liao ceased serving as the Company’s Chief Operating Officer and transitioned to the role of Marketing Director. The Company will pay Mr. Liao a commission equal to one percent (1%) of the vessel’s listed sale price. During the years ended June 30, 2026 and 2025, the Company recorded $19,833 and $14,166 stock compensation expense for shares to be issued to Mr. Liao.

On October 17, 2025, the Company entered an employment agreement with Mr. Chen-Hon Chuang to serve as the Company’s CEO and CFO for an initial term expiring October 16, 2026. The agreement was approved by the Board on October 17, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the year ended June 30, 2026, the Company recorded $12,938 stock compensation expense for shares issued to Mr. Chuang.

Other expenses, net

Net other expense was $3,979 and $145,296 for the years ended June 30, 2026 and 2025, respectively. For the year ended June 30, 2026, net other expense mainly consisted of other income of $2,727, which was partly offset by interest expense of $6,706. For the year ended June 30, 2025, net other expenses mainly consisted of interest expense of $30,409, and other expenses of $114,887.

Net loss

We had a net loss of $1,170,133 for the year ended June 30, 2026, compared to a net loss of $3,446,751 for the year ended June 30, 2025, a decrease in our net loss of $2,276,618 or 66.05%. The decrease in our net loss was mainly due to decreased general and administrative expense and decreased share-based compensation, which was partly offset by increased loss on prepayments as described above.

LIQUIDITY AND GOING CONCERN

We had $20,137 cash and cash equivalents and working capital deficit of $0.80 million as of June 30, 2026 and generated a net loss of $1.17 million during the year ended June 30, 2026. Of the assets included in working capital, prepayment to related parties amounted to $0.40 million. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2026 and 2025.

	2026	2025
Net cash used in operating activities	$(316,594)	$(458,645)
Net cash provided by investing activities	0	0
Net cash provided by financing activities	$294,454	$187,749

Net cash used in operating activities

Net cash used in operating activities was $316,594 for the year ended June 30, 2026, compared to $458,645 for the year ended June 30, 2025, representing a decrease in cash used in operating activities of $142,051. The decrease was primarily attributable to the lower net loss in fiscal 2026, partially offset by changes in working capital, including accounts payable, prepayments, deferred revenue and other operating assets and liabilities.

Net cash provided by investing activities

The Company had no cash flows from investing activities during the years ended June 30, 2026 and 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $294,454 and $187,749 for the years ended June 30, 2026 and 2025, respectively. Net cash provided by financing activities for the year ended June 30, 2026 consisted of proceeds from related parties of $907,439, partially offset by repayments to related parties of $60,728 and loan repayments of $552,257. Net cash provided by financing activities for the year ended June 30, 2025 consisted of proceeds from related parties of $561,420 and loan proceeds of $124,642, partially offset by repayments to related parties of $358,091 and loan repayments of $140,222.

Going Concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had $20,137 cash and cash equivalents and working capital deficit of approximately $804,603 as of June 30, 2026, which included prepayments to related parties of $0.40 million and due to related parties of $0.38 million. We generated a net loss of $1.17 million during the year ended June 30, 2026, and we had an accumulated deficit of approximately $6.92 million as of June 30, 2026 and generated negative cash flow from operating activities during the period of $0.32 million. We do not have sustained and stable income, and there is also significant uncertainty in regarding its income for the next 12 months.

The Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued is dependent upon continued financial support from related parties and obtaining additional financing through loans or investments from third parties. The Company is actively pursuing additional financing for its operations through loans and the sale of equity. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

Management has determined that the above conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The consolidated financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

MATERIAL COMMITMENTS

Except for the obligations under the yacht sales and co-development agreements disclosed elsewhere in this report, we have no other material commitments as of the date of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is prohibited. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company early adopted ASU 2025-05 during the year ended June 30, 2026. The Company evaluated the impact of the amendments and determined that the adoption did not have a material impact on its consolidated financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (who is acting as our principal executive officer) and Chief Financial Officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

Our President and Chief Executive Officer, and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, for, among others, the reasons set forth below.

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

Based on its assessment using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026 due to the following material weaknesses:

1. Insufficient U.S. GAAP and SEC Financial Reporting Expertise

The Company did not have sufficient accounting personnel with appropriate knowledge and experience in U.S. GAAP and SEC financial reporting requirements to ensure the timely and accurate preparation and review of the Company’s financial statements and related disclosures.

2. Insufficient Oversight of the Financial Reporting Process

The Company did not maintain sufficient oversight and review controls over the financial reporting process to ensure that financial information was appropriately reviewed and that material misstatements could be prevented or detected on a timely basis.

3. Inadequate Segregation of Duties

Due to the limited number of accounting and finance personnel, the Company did not maintain adequate segregation of duties over certain financial reporting and accounting functions.

4.Management’s Remediation Plan

Management intends to remediate the material weaknesses described above by enhancing the Company’s financial reporting and review processes, including adding qualified accounting personnel with appropriate U.S. GAAP and SEC reporting experience as resources permit, strengthening management-level review and oversight controls, and improving segregation of duties. Where adequate segregation of duties is not practicable because of the Company’s limited personnel, management intends to implement additional review and monitoring controls. Management will continue to evaluate the effectiveness of these remediation efforts and make further changes as appropriate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the Company is a non-accelerated filer and is therefore not subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal year ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The following table sets forth the names and ages of all directors and executive officers as of the date of this report:

Name	Age	Position
Chen-Hon Chuang	75	President, Chief Executive Officer, Chief Financial Officer and Secretary
Shang-Chiai Kung	87	Director and Chairman
Liu-Shiang Kung Hwang	83	Director

Mr. Chen-Hon Chuang, age 75, has been serving as a Senior Sales Consultant and Technical Advisor of Vivic Corporation (Hong Kong) Co. Limited, the Company’s subsidiary in Hong Kong, since February 2023. Mr. Chuang has served in a number of senior management positions in the yacht industry. From September 2020 to March 2024, Mr. Chuang served as Electric Boat Consultant and Sales Director of Guangzhou Weiguan Yacht Technology Co., Ltd., a yacht sales and marina operation company, where he oversaw the certification, emission compliance, and safety standards for electric systems, and supported after-sales service and technical support coordination. Mr. Chuang holds a High School degree from Miaoli Dacheng High School in 1970 and attended the Flight Training Program at the Air Force Academy from 1970 to 1973.

Shang-Chiai Kung, age 87, Chairman of the Board and a Board Director, is a resident of Taiwan. He received a degree from An-Ping Junior High School. He was the Chairman of Kha Shing Enterprise Co., Ltd. (Taiwan) from 1988 to 2004. Since 2008 he has been Chairman of Go Right Holdings Ltd. Since 2013 he has served as Chairman of Jiexing Argicultural Technology Co., Ltd. Mr. Kung became a director of our Company, our Chairman and Chief Executive Officer on July 9, 2020 and Chief Financial Officer on June 15, 2021.

Liu-Shiang Kung Hwang, age 83, has served as the chairwoman of Jiexin Investment Co., Ltd. since June 2018. Ms. Hwang also serves as a director of Jianyu Material Industry Co., Ltd., which she joined in September 2017, as a director of Kha Shing Enterprises Co., Ltd. which she joined in 2019 and as a director of Horizon Yacht Co., Ltd. which she joined in 2017. Ms. Hwang is a graduate of Tainan Community University.

Family Relationships.

Liu-Shiang Kung Hwang, a director of the Company, is the spouse of Shang-Chiai Kung, the Chairman of the Board. Except for this relationship, there are no family relationships among the Company’s directors and executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. This code charges these individuals with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports the Company files with the SEC, and compliance with applicable laws, rules, and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended June 30, 2026 and 2025, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on June 30, 2026, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on June 30, 2026.

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($) (1)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)
Chen-Hon Chuang(2)	2026			$12,938	$12,938
Principal Executive Officer and
Principal Financial Officer

Tse-Ling Wang(3)	2026	$-	$-	$47,999	$47,999
Prior President, Principal	2025	$-	$-	$379,500	$379,500
Executive Officer, Secretary

Andy F. Wong(3)	2026	$-	$-	$120,000	$120,000
Prior Principal Financial Officer	2025	$-	$-	$180,000	$180,000

(1)	Represents aggregate grant date fair value of stock awards granted during fiscal years ended 2026 and 2025, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”), without taking into account estimated forfeitures. The fiscal years ended 2026 and 2025 stock awards consist of the shares of our common stock and restricted stock units.
(2)	Chen-Hon Chuang was appointed to serve as the Chief Executive Officer, Chief Financial Officer, Secretary and President of the Company on October 17, 2025.
(3)	Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company on October 17, 2025. Andy F. Wong resigned from his position as Chief Financial Officer of the Company on October 17, 2025.

Narrative disclosure to Summary Compensation

Employment Agreement with Chen Hon Chuang

On October 17, 2025, the Company entered an employment agreement with Mr. Chen-Hon Chuang to serve as the Company’s CEO and CFO for an initial term expiring October 16, 2026, which term automatically extends on an “at will” basis. The Company agreed to issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the year ended June 30, 2026, the Company recorded $12,938 stock compensation expense for shares issued to Mr. Chuang. Mr. Chuang may terminate his agreement by giving thirty days prior written notice to the Company. The Company may immediately terminate this agreement for cause, upon death or disability, and for “good reason” as such terms are defined in the employment agreement. Mr. Chuang shall not be entitled to any severance in the event of termination of this Agreement for cause, upon Executive’s death or disability or voluntarily by Mr. Chuang. The agreement contains customary non-disclosure provisions and prohibitions against competing with the Company and soliciting any employee to leave the service of the Company for a period of twelve months after termination of his agreement. The foregoing discussion of Mr. Chuang’s employment agreement is qualified in its entirety by reference to the complete text of the agreement incorporated herein as Exhibit 10.2.

Equity Awards

Except as set forth above, there are no unvested options, warrants or convertible securities outstanding.

Except as set forth above, at no time during the last fiscal year with respect to any of any of our executive officers was there:

●	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Equity Award Timing Policies and Practices

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the Board of Directors or Compensation Committee before granting an equity award, the Board of Directors or Compensation Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety.

During fiscal year 2026, we did not grant stock options or similar option-like instruments to our named executive officers during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. We further have not granted grant stock options or similar option-like instruments to our service providers.

Compensation of Directors

The following table shows the compensation paid to the Directors for fiscal year ended 2026:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Total ($)
Shang-Chiai Kung	-	2,002	-	2,002
Liu-Shiang Kung Hwang	-	2,002	-	2,002
Hui Ming Pao (2)	-	303	-	303
Kevin (Chuen-Huei) Lee(2)	-	365	-	365
Amy (Yin-Zhen) Huang(2)	-	303	-	303

(1)	Amounts in this column represents the aggregate grant date fair value for stock awards. For a description of the assumptions we used to calculate these amounts, see Note 12 to the consolidated financial statements included in this Annual Report.
(2)	Hui Ming Pao and Amy (Yin-Zhen) Huang resigned from the Board on October 17, 2025. Kevin (Chuen Huei) Lee resigned from the Board on October 29, 2025.

Except for the shares issued to our officers and directors as discussed in the prior paragraph, there is no agreement as to additional compensation to be paid to our directors or officers for their service in such capacities.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

●	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

●	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not established a Compensation Committee. Accordingly, our Board of Directors performs the functions that would otherwise be performed by a Compensation Committee. As of June 30, 2026, none of our executive officers has served: (i) on the compensation committee, or other board committee performing equivalent functions, or, in the absence of any such committee, the entire board of directors, of another entity whose executive officer served on our Board of Directors; (ii) as a director of another entity whose executive officer served on the compensation committee, or other board committee performing equivalent functions, or, in the absence of any such committee, the entire board of directors, of the Company; or (iii) as a member of the compensation committee, or other board committee performing equivalent functions, or, in the absence of any such committee, the entire board of directors, of another entity whose executive officer served as a director of the Company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended June 30, 2026. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Shang-Chiai Kung

Liu-Shiang Kung Hwang

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The percentage of class is based on 27,678,419 shares of common stock and 832,200 shares of Series A Convertible Preferred Stock issued and outstanding as of September 15, 2026.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Vivic Corp., 187 E. Warm Springs Rd., PMB#B450, Las Vegas, NV 89119.

Officers/Directors	No. of Shares of Common Stock Owned	Percentage of Common Stock (1) (2)	No. of Shares of Series A Convertible Preferred Stock	Percentage of Series A Convertible Preferred Stock	Percentage of Aggregate Voting Power (1)(2)

Liu-Shiang Kung Hwang(2)(3)	2,245,562	8.11%	832,200	100%	63.29%
Shang-Chiai Kung(2)(3)	2,245,562	8.11%	832,200	100%	63.29%
Chen-Hon Chuang		-	-	-	-
Officers and Directors as a group (3 persons named above)	2,245,562	8.11%	832,200	100%	63.29%

5% and above stockholder
Huilan Chen	1,589,686	5.74%	-	-	2.29%
Fujian Jiaxin Yacht Company Limited(4)	2,641,355	9.54%	-	-	3.81%
Miao-Chuan Ho	1,455,000	5.26%	-	-	2.10%
Kuen-Horng Tsai	1,784,000	6.45%	-	-	2.57%
Fuxiang Zhong	1,400,000	5.06%	-	-	2.02%

*	Less than one percent.
(1)	The percentages above are based on 27,678,419 shares of our common stock and 832,200 shares of Series A Convertible Preferred Stock issued and outstanding as of September 15, 2026.
(2)	Shang Chiai Kung directly holds 150,000 shares of common stock and 832,200 shares of our Series A Convertible Preferred Stock. As the spouse of Liu-Shiang Kung Hwang, the 2,095,562 shares directly held by Ms. Hwang are deemed beneficially owned by Mr Kung for a total of 2,245,562 shares of common stock beneficially owned by Mr. Kung. Each share of our Series A Convertible Preferred Stock held by Mr. Kung is convertible into 10 shares of our common stock. The holders of our Series A Convertible Preferred Stock vote together with the holders of our common stock on all matters brought before our stockholders for a vote and are entitled to cast 50 votes for each share of our Series A Convertible Preferred Stock. Thus, assuming none of our Series A Convertible Preferred Stock is converted into common stock, Mr. Kung will be entitled to cast an aggregate of 41,610,000 votes on all matters voted upon by our stockholders. On a beneficial ownership basis, Mr. Kung is entitled to cast votes representing approximately 63.29% of the aggregate voting power on all matters voted upon by our stockholders.
(3)	Liu-Shiang Kung Hwang directly holds the 2,095,562 shares of our common stock. As the spouse of Shang-Chiai Kung, the 150,000 shares of common stock and 832,200 shares of Series A Convertible Preferred Stock are deemed to be beneficially owned by Ms. Hwang, for a total of 2,245,562 shares of common stock and 832,200 shares of Series A Convertible Preferred Stock.
(4)	Fujian Jiaxin Yacht Company Limited is 100% directly held by Yun-Kuang Kung. The registered address of Fujian Jiaxin Yacht Company Limited is Room 506, Building 4, Jingjing Bay Business Operation Centre, No.3 Tianshan North Road, Jingjing Town, Pingtan County, Fujian Province, China. Yun-Kuang Kung is son of Shang-Chiai Kung, who is the Chairman of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended June 30, 2026, and June 30, 2025, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Liu-Shiang Kung Hwang	Director and Spouse of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Shang-Chiai Kung	Chairman of Vivic Corp.
Kun-Teng Liao*	Former COO; Director of Marketing and Sales effective January 25, 2026
Tse-Ling Wang	Former CEO, President and Secretary; former director/officer of the company
Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Jiazhou Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Fujian Jiaxin Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Chengwei Kung	Grandson of the Chairman of Vivic Corp.
Huilan Chen	Shareholder
Hainan Jiajie Shipbuilding Manufacturing Company Limited	Chen-Hon Chuang became this entity’s legal representative on June 29, 2026

* On October 9, 2024, Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member. Mr. Kun-Teng Liao began to function in the capacity of the Company’s Chief Operating Officer and was officially appointed as the Company’s Chief Operating Officer effective January 25, 2025. Effective January 25, 2026, Kun-Teng Liao agreed to transition to his current position as Director of Marketing and Sales.

b. Prepayments - related party

As of June 30, 2026 and 2025, the Company had prepayments to Weiguan Ship of $nil and $312,169, respectively. The Company recognized $266,387 loss on prepayments to Weiguan Ship during the year ended June 30, 2026.

As of June 30, 2026 and 2025, the Company had prepayments to Fujian Jiaxin Company Limited of $400,000 and $445,894, respectively. The Company recognized $44,492 loss on prepayments to Fujian Jiaxin Company during the year ended June 30, 2026.

As of June 30, 2026, the Company had a prepayment of $nil to Hainan Jiajie Shipbuilding Manufacturing Company Limited. The Company recognized a loss on the prepayment of $263,298 during the year, resulting in a zero balance as of June 30, 2026.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock during the year ended June 30, 2025 with a fair value of 1,932,000 as prepaid stock compensation expense. During the years ended June 30, 2026 and 2025, the Company recorded $126,500 and $1,771,000, respectively, from prepayment as stock compensation expense. As of June 30, 2026 and 2025, the Company had prepaid Chairman and Directors’ compensation of nil and $161,000, respectively, as reflected in ‘Prepayments - related party’ on the consolidated balance sheets.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the years ended June 30, 2026 and 2025, the Company recorded $17,083 and $85,417, respectively, of stock compensation expense for shares issued to Mr. Lai. As of June 30, 2026 and 2025, the Company had prepaid compensation of nil and $17,083, respectively, as reflected in ‘Prepayments - related party, on the consolidated balance sheets.

c. Due from related parties

Payments due from related parties consisted of the following:

Name	June 30, 2026	June 30, 2025
Weiguan Ship (1)	$1,707,053	$2,512,934

Total	$1,707,053	$2,512,934

1.	The Company had a receivable from Weiguan Ship for $1,707,053 as of June 30, 2026. Prior to its divestiture in July 2023, Weiguan Ship was a wholly owned subsidiary of the Company. Accordingly, intercompany balances were eliminated in consolidation while Weiguan Ship remained a subsidiary.

On September 30, 2025, Vivic Corp. (“Party A”) entered into a Debt and Obligation Transfer Agreement with Yun-Kuang Kung (“Party B”), Liu-Shiang Kung Hwang (“Party C”), and Weiguan Ship (“Party D”). Pursuant to the agreement, Party C transferred its creditor rights, with an outstanding balance of approximately $0.35 million, to Party B, and Party B agreed to accept such creditor rights.

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

d. Due to related parties

Amounts due to related parties consisted of the following:

Name	June 30, 2026	June 30, 2025

Liu-Shiang Kung Hwang	$2,803	$54,205
Yun-Kuang Kung	107,167	106,198
Shang-Chiai Kung	207,551	178,651
Chengwei Kung	60,000	-
Huilan Chen	4,000	-
Total	$381,521	$339,054

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

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Though not a listed company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that none of the current members of our Board are independent directors under the criteria established by NASDAQ and by our Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current independent registered public accounting firm is YCM CPA INC. We engaged YCM CPA INC. on March 23, 2022. The following table shows their fees for audit and other services in relation to our June 30, 2026 and 2025 fiscal years:

	For the fiscal years ended June 30,
	2026	2025
Audit service:	$55,000	$75,150
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	$55,000	$75,150

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
3.2	Certificate of Amendment to Articles of Incorporation filed April 8, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).
3.3	Certificate of Designation filed April 9, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024).
3.4	Certificate of Amendment to Articles of Incorporation filed November 18, 2019. (incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.5	Certificate of Amendment to Articles of Incorporation filed January 16, 2020. (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.6	Certificate of Correction filed January 17, 2020. (incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.7	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock filed December 9, 2020. (incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
3.8	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on July 5, 2017).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
10.1	Stock Purchase Agreement dated July 12, 2023, between Vivic Corporation (Hong Kong) Co. Limited and Yun-Kuang Kung (incorporated by reference to report on Form 8-K dated July 18, 2023).
10.2	Employment Agreement dated October 17, 2025, between the Company and Chen-Hon Chuang (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on October 23, 2025)
10.3	Electric Catamaran Yacht Co-Development Agreement dated January 29, 2025, between the Company and Acel Power Inc. (incorporated by reference to report on Form 10-Q dated February 14, 2025)
10.4

Yacht Sales Contract dated January 29, 2025, between the Company and Acel Power Inc.(incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K as filed with the SEC on September 30, 2025)

10.5*	Supplemental Agreement, dated June 30, 2026, between the Company and Acel Power Inc.
10.6*	Correction and Confirmation Agreement, dated October 5, 2026, by and between the Company and Acel Power Inc.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 10-K as filed with the SEC on April 16, 2024)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of 15d-14 of Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

Vivic Corp
(Registrant)

Date: November 12, 2026	By:	/s/ Chen-Hon Chuang
Chen-Hon Chuang
Chief Executive Officer, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chen-Hon Chuang	Chief Executive Officer, Chief Financial Officer and Secretary	November 12, 2026
Chen-Hon Chuang	(Principal Executive Officer and Principal Financial Officer)

/s/ Shang-Chiai Kung	Director and Chairman	November 12, 2026
Shang-Chiai Kung

/s/ Liu-Shiang Kung Hwang	Director	November 12, 2026
Liu-Shiang Kung Hwang

VIVIC CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of VIVIC CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VIVIC CORP. and subsidiaries (collectively, the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses, has an accumulated deficit, and has generated negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Identification of Related Parties and Related Party Transactions

Description of the Matter

As disclosed in Note 14 to the consolidated financial statements, the Company engages in transactions with related parties, which are integral to its operations. These transactions include prepayments of goods and working capital injections. We identified the evaluation of the identification of related parties and related-party transactions as a critical audit matter because of the extensive nature of the Company’s related-party relationships and transactions and the significant audit effort and judgment required to evaluate the completeness of the identification and disclosure of related parties and related-party transactions.

How We Addressed the Matter in Our Audit

In order to address the matter above, our audit procedures included, among others,

(1)	Gaining an understanding of the Company’s process for identifying related parties and related-party transactions, reviewing the Company’s policies and procedures for identifying and disclosing such relationships and transactions, as well as the controls in place to ensure completeness and accuracy.

(2)	Conducting inquiries with management and those charged with governance to identify all related parties and understand the nature of transactions with these parties. We also obtained confirmations from selected related parties to corroborate certain balances and transactions.

(3)	For significant related-party transactions identified during the audit, we reviewed the underlying contracts and agreements and evaluated the nature and business purpose of the transactions, their terms and authorization, and the related accounting and disclosure.

(4)	Conducting targeted searches for potential undisclosed related-party relationships using the names of entities, key management personnel, significant shareholders and known related parties.

(5)	Reviewing the financial statement disclosures related to related parties and related-party transactions to ensure they were complete and in accordance with the relevant financial reporting framework.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

November 12, 2026

VIVIC CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025

ASSETS
Current assets
Cash and cash equivalents	$20,137	$41,903
Prepayments	16,500	354,705
Prepayments - related party	400,000	936,146
Other receivables	-	9,319
Inventory	-	4,249
Total current assets	436,637	1,346,322

Non-current assets
Due from related parties	1,707,053	2,512,934
Property and equipment, net	-	302
Total non-current assets	1,707,053	2,513,236

TOTAL ASSETS	$2,143,690	$3,859,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$318,971	$277,566
Deferred revenue	540,748	698,691
Tax payable	-	84,100
Due to related parties	381,521	339,054
Short-term loan	-	565,456
Total current liabilities	1,241,240	1,964,867

Non-Current liabilities
SBA loan payable	87,500	87,500
Total non-current liabilities	87,500	87,500

TOTAL LIABILITIES	1,328,740	2,052,367

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 832,200 shares issued and outstanding as of June 30, 2026 and 2025	832	832
Common stock, $0.001 par value; 70,000,000 shares authorized; 27,678,419 shares issued and outstanding as of June 30, 2026, and 27,410,921 shares issued and outstanding as of June 30, 2025	27,678	27,411
Additional paid-in capital	7,704,835	7,533,777
Accumulated other comprehensive income	(2,662)	(9,229)
Accumulated deficit	(6,915,733)	(5,745,600)
Total stockholders’ equity	814,950	1,807,191

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,143,690	$3,859,558

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2026	2025

Revenue	$-	$-
Revenue - related party	-	44,515
Total revenue	-	44,515

Cost of revenue	-	126,927

Gross loss	-	(82,412)

Operating expenses
Share-based compensation	349,328	2,508,783
Loss on prepayments	574,177	-
General and administrative	242,649	784,492
Total operating expenses	1,166,154	3,293,275

Loss from operations	(1,166,154)	(3,375,687)

Other income (expenses)
Interest expense, net	(6,706)	(30,409)
Other income (expenses), net	2,727	(114,887)
Total other expenses, net	(3,979)	(145,296)

Loss before income taxes	(1,170,133)	(3,520,983)

Income tax benefit	-	(74,232)

Net loss	(1,170,133)	(3,446,751)

Other comprehensive item
Foreign currency translation gain (loss)	6,567	(26,091)

COMPREHENSIVE LOSS	$(1,163,566)	$(3,472,842)

Weighted average common stock outstanding
Basic	27,598,358	27,335,030
Diluted	27,598,358	27,335,030

Net loss per share of common stock – Basic	$(0.04)	$(0.13)
Net loss per share of common stock – Diluted	$(0.04)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated loss	shareholders’ equity
Balance as of June 30, 2024	832,200	$832	26,657,921	$26,658	$4,847,664	$16,862	$(2,298,849)	$2,593,167
Foreign currency translation adjustment	-	-	-	-	-	(26,091)	-	(26,091)
Share-based compensation	-	-	753,000	753	2,686,113	-	-	2,686,866
Net loss for the period	-	-	-	-	-	-	(3,446,751)	(3,446,751)
Balance as of June 30, 2025	832,200	832	27,410,921	27,411	7,533,777	(9,229)	(5,745,600)	1,807,191
Foreign currency translation adjustment	-	-	-	-	-	6,567	-	6,567
Share-based compensation	-	-	267,498	267	171,058	-	-	171,325
Net loss for the period	-	-	-	-	-	-	(1,170,133)	(1,170,133)
Balance as of June 30, 2026	832,200	$832	27,678,419	$27,678	$7,704,835	$(2,662)	$(6,915,733)	$814,950

The accompanying notes are an integral part of these consolidated financial statements

VIVIC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,170,133)	$(3,446,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	295	2,440
Bad debt direct write-off and provision	-	86,026
Loss on prepayment	574,177	-
Stock compensation expenses	349,328	2,508,783
Changes in operating assets and liabilities:
Accounts receivable	-	15,580
Accounts receivable - related party	-	1,226,980
Note receivable	-	161,491
Prepayments	65,084	(70,749)
Prepayments - related party	46,113	(188,642)
Other receivables	9,103	(373)
Inventory	4,150	-
Accounts payable	-	(143,860)
Accounts payable - related party	-	(1,215,728)
Accrued liabilities and other payables	41,682	56,361
Deferred revenue	(154,256)	624,772
Tax payables	(82,137)	(74,975)
Net cash used in operating activities	(316,594)	(458,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	907,439	561,420
Repayment to related parties	(60,728)	(358,091)
Repayment of loan	(552,257)	(140,222)
Proceeds from loans	-	124,642
Net cash provided by financing activities	294,454	187,749

Effect of exchange rate change on cash and cash equivalents	374	1,940

NET DECREASE IN CASH & CASH EQUIVALENTS	(21,766)	(268,956)

CASH & CASH EQUIVALENTS, BEGINNING OF THE YEAR	41,903	310,859

CASH & CASH EQUIVALENTS, END OF THE YEAR	$20,137	$41,903
	-	-
Supplemental Cash Flows Information:
Cash paid for income tax		$-
Cash paid for interest	$7,056	$30,577

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

The Company previously maintained its headquarters at its branch in Taiwan, Republic of China (“Taiwan” or “ROC”), Vivic Corp. Taiwan Branch (“Vivic Taiwan”). It was mainly engaged in yacht procurement, sales, and leasing services in Taiwan and other countries. In August 2025, the Company determined to concentrate its operations in the United States and Southeast Asia and to discontinue pursuing the Taiwan market. Accordingly, the Company initiated the wind-down and deregistration of Vivic Taiwan, which was completed in April 2026.

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

Description of subsidiaries as of June 30, 2026 is as follows:

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

● Cash

Cash consists primarily of cash in readily available checking and savings accounts. Cash was maintained in Bank of America and Shanghai Commercial Bank. Deposits maintained with Bank of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per insured bank, for each ownership category. Deposits maintained with Shanghai Commercial Bank are subject to the applicable deposit insurance program in the jurisdiction where the bank operates. As of June 30, 2026, the Company’s deposits did not exceed the applicable deposit insurance limits.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest and are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s credit-worthiness and payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Under the current expected credit loss model, at the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to collect the amounts due, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2026 and 2025, the Company had no allowance for doubtful accounts.

● Prepayments

The Company makes advances to certain vendors to purchase finished goods and services. The advances are interest-free and unsecured. As of June 30, 2026 and 2025, the Company had prepayment to vendors of nil and $336,736, respectively.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and its subsidiaries operating or which operated in the PRC, Taiwan and Hong Kong, maintain their books and records in their local currency, Renminbi (“RMB”), New Taiwan Dollar (“TWD”) and Hong Kong dollars (“HK$”), each of which is a functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of changes in stockholder’s equity.

Translation of amounts from TWD and HK$ into US$ has been made at the following exchange rates as of June 30, 2026 and 2025 and for the years ended June 30, 2026 and 2025.

	September 16, 2025 *	June 30, 2026	June 30, 2025
Period/year-end HK$:US$ exchange rate	-	7.8420	7.8499
Period/annual average HK$:US$ exchange rate	-	7.8118	7.7893
Period/year-end TWD:US$ exchange rate	30.1000	31.8500	29.1800
Period/annual average TWD:US$ exchange rate	29.8774	31.0413	32.0919

*	date of closing up Vivic TW’s accounting records due to its closure

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

● Concentrations and credit risk

(a) Major customers

	Percentage of Revenue
	Years Ended June 30,
	2026	2025
A	-%	100.0%

(b) Major vendors

	Percentage of Purchase
	Years Ended June 30,
	2026	2025
A	-%	93.52%

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, including amounts held in money market accounts. The Company maintains cash deposits with financial institutions in the United States and Hong Kong. U.S. deposits are insured by the FDIC up to applicable limits; deposits maintained outside the United States are subject to the applicable deposit protection regimes, if any, in those jurisdictions. The Company maintains its cash at banks and financial institutions it considers to be of high credit quality; however, the Company’s domestic cash deposits may at times exceed the insured limit. Balances in excess of insured limitations may not be insured. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

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

● Recent accounting pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is prohibited. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The Company early adopted ASU 2025-05 during the year ended June 30, 2026. The Company evaluated the impact of the amendments and determined that the adoption did not have a material impact on its consolidated financial statements.

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

The Company had $20,137 of cash and cash equivalents and working capital deficit of approximately $0.80 million as of June 30, 2026, which included prepayments to related parties of $0.40 million, and the Company generated a net loss of $1.17 million during the year ended June 30, 2026. The Company had an accumulated deficit of approximately $6.92 million as of June 30, 2026 and $0.32 million negative cash flow from operating activities during the period. The Company does not have sustained and stable income, and there is also significant uncertainty regarding its income for the next 12 months.

The continuation of the Company as a going concern within one year after the date of the consolidated financial statements are issued is dependent upon continued financial support from its related parties or loans or investments by third parties, increasing its sales and the diversity of its customer base. The Company is actively pursuing additional financing for its operations via potential loans and equity issuances. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

Management has determined that the above conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The consolidated financial statements contained in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result if the Company is unable to continue as a going concern. To date the Company has financed its operations primarily through equity investments and loans made by related parties and their affiliates in addition to loans from commercial banks and third parties. The Company may also seek funding through public or private financings, collaborative arrangements, and other possible means of financing.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30, 2026	June 30, 2025
Finished goods, mainly parts	$-	$4,249
Total inventory	-	4,249
Less: Inventory impairment	-	-
Inventory, net	$-	$4,249

NOTE 5 – PREPAYMENTS

Prepayments consisted of the following:

	June 30, 2026	June 30, 2025

Prepayments to vendors	$-	$336,736
Prepaid service fee	16,500	17,969
Total prepayments	$16,500	$354,705

Prepayments mainly consisted of prepaid expenses to vendors. The prepaid service fee consisted of prepaid OTC listing fee and annual filling fee.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2026	June 30, 2025

Office equipment	$-	$2,810
Subtotal	-	2,810
Less: Accumulated depreciation	-	(2,508)
Property, plant and equipment, net	$-	$302

Depreciation expenses for the years ended June 30, 2026 and 2025 were $295 and $449, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2026	June 30, 2025

Software	$-	$7,882
Total intangible assets	-	7,882
Less: Accumulated amortization	-	(7,882)

Intangible assets, net	$-	$-

Amortization expense for the years ended June 30, 2026 and 2025 were nil and $1,991, respectively.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2026	June 30, 2025

Accrued salaries	$-	$9,348
Accrued consulting fee	270,000	210,000
Accrued legal fee	29,329	28,631
Other payables	19,642	29,587
Total accrued liabilities and other payables	$318,971	$277,566

Accrued liabilities and other payables are the expenses that will be settled within the next twelve months.

NOTE 9 – LOAN PAYABLE

On March 13, 2023, Vivic Taiwan entered into a loan agreement with a third-party individual. Vivic Taiwan borrowed TWD 5,000,000 ($0.16 million) from this individual for a term of one year, with annual interest of 10%, the interest is to be paid monthly. Vivic Taiwan was required to pay the interest for the first and second months on the 15th of the month in which the Company received the loan proceeds. During the years ended June 30, 2026 and 2025, the Company recorded and paid interest expenses of $1,395 and $15,580, respectively.   The loan is collateralized by 162,391 shares of the Company’s common stock owned by the son of the Company’s Chairman (Mr. Yun-Kuang Kung). The fair value of 162,391 shares was $82,836 on March 13, 2023. When the loan matures, the lender has the option to ask for cash repayment from the Company or keep the 162,391 shares of the Company’s stock as repayment in full. If the lender decides to keep the 162,391 shares at maturity of the loan, the Company will repay TWD 5,000,000 ($164,042) to Yun-Kuang Kung without any interest. If the Company is not able to repay Yun-Kuang Kung by March 15, 2024, the Company is required to issue a number of shares equivalent to the loan amount based upon the fair market value of the shares at such date, plus 10% more of the equivalent shares. On March 13, 2024, the Company and the lender agreed to extend the term of this loan for an additional year. On July 31, 2025, this loan was repaid in full. As of June 30, 2026, the outstanding balance of this loan was nil.

On May 18, 2023, Vivic Taiwan entered into a loan agreement with Taiwan Hua Nan Bank. Vivic Taiwan borrowed TWD 12,000,000 ($0.38 million) from the bank for a term of one year, with an annual interest rate of approximately 3%, the interest is to be paid monthly. On November 1, 2024, the Company repaid TWD 4.5 million ($0.14 million) to the bank, and the bank issued a new note for the remaining balance of TWD 7.5 million ($0.23 million) with same interest rate for the term from November 14, 2024 to May 14, 2025. This Loan was extended to November 14, 2025. During the year ended June 30, 2025, the Company recorded and paid interest expenses of $7,415. On July 2, 2025, this loan was repaid in full, and as of June 30, 2026, the outstanding balance of this note was nil.

On December 6, 2024, Vivic Taiwan entered into a new loan agreement with Taiwan Hua Nan Bank for loan amount of TWD 3,000,000 ($92,845). The loan is due on April 2, 2025, with an annual interest rate of approximately 3%, to be paid monthly. This Loan was extended to July 01, 2025. During the year ended June 30, 2025, the Company recorded and paid interest expense of $1,485. The loan is collateralized by a piece of land and real property. In addition, the loan is guaranteed by Yun-Kuang Kung (son of Shang-Chiai Kung CEO of Vivic Corp) and Liu-Shiang Kung Hwang (spouse of Shang-Chiai Kung CEO of Vivic Corp). On July 1, 2025, this loan was repaid in full, and as of June 30, 2026, the outstanding balance of this loan was nil.

On January 20, 2025, Vivic Taiwan entered into loan agreement with a third-party company. Vivic Taiwan borrowed TWD 1,000,000 ($34,270) from this third-party company. The loan was due on April 20, 2025, with an annual interest rate of 8%, the principal and interest are due at maturity. This loan was extended to December 20, 2025. On July 31, 2025, this loan was repaid in full, and as of June 30, 2026, the outstanding balance of this loan was nil.

NOTE 10 – SBA LOAN PAYABLE

On June 23, 2020, the Company obtained an Economic Injury Disaster Loan (“EIDL”) from the U.S. Small Business Administration (“SBA”) in the principal amount of $87,500. The loan bears interest at a fixed rate of 3.75% per annum, requires monthly payments of $427, and matures 30 years from the date of the promissory note. Monthly payments are applied first to accrued interest and then to principal.

The original loan agreement provided for monthly principal and interest payments beginning 12 months from the date of the promissory note. In March 2022, the SBA extended the payment deferment period for COVID-19 EIDL loans to a total of 30 months from the date of the note. Interest continued to accrue during the deferment period. Following the end of the deferment period, the Company is required to make regular monthly principal and interest payments. As of June 30, 2026 and 2025, the outstanding principal balance of the loan was $87,500. The loan is secured by substantially all of the Company’s tangible and intangible personal property.

As of June 30, 2026, the estimated future principal payments on the loan are as follows:

Years Ending June 30,	Principal
2027	$278
2028	1,876
2029	1,957
2030	2,031
2031	2,109
Thereafter	79,249
Total	$87,500

NOTE 11 – TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

VIVC is registered in the State of Nevada and is subject to US federal corporate income tax rate of 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. However, the Company did not recognize any accrued interest and penalties related to unrecognized tax benefits during the years ended June 30, 2026 and 2025.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the years ended June 30, 2026 and 2025.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended June 30, 2026 and 2025 is as follows:

	Years ended June 30,
	2026	2025

Statutory income tax rate	21.00%	21.00%
Tax rate difference	(0.00)%	(0.16)%
Prior year tax adjustment	-	2.13%
Valuation allowance	(21.00)%	(20.86)%

Effective income tax rate	-%	2.11%

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025

Deferred tax assets on
Net operating loss carryforwards:
- United States	$870,681	$645,776
- Taiwan	-	113,709
- Hong Kong	801	629
Total	871,482	760,115
Less: valuation allowance	(871,482)	(760,115)

Deferred tax assets, net	$-	$-

As of June 30, 2026, the Company had $4,150,956 net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $871,482 based on the expected future tax benefits from the net operating loss from the Company’s continuing operations carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 12 – STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 5,000,000 shares of preferred stock and 70,000,000 shares of common stock each with a par value of $0.001 per share.

Preferred Stock

As of June 30, 2026 and 2025, the Company had 832,200 shares of its Series A preferred stock issued and outstanding, with a par value of $0.001 per share; each Series A preferred share can be converted into 10 shares of the Company’s common stock. The holders of Series A preferred stock have voting rights equal to 50 votes per share of Series A preferred stock and shall be entitled to the dividend equal to the aggregate dividends for 10 shares of common stock for every one share of Series A preferred stock.

Common Stock

The Company issued an aggregate of 700,000 shares of the Company’s common stock on September 30, 2024 with fair value of $1,932,000 to its chairman and the five new directors in consideration of their agreements to serve for the one-year beginning from August 1, 2024. During the years ended June 30, 2026 and 2025, the Company recorded $126,500 and $1,771,000, respectively, from the prepayment as stock compensation expense.

On September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. The shares are to be paid in full within four months from September 1, 2024. If the employment agreement is renewed after one year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. On September 1, 2025, the Company entered a one-year renewed agreement with Mr. Hong Hsin Lai. During the years ended June 30, 2026 and 2025, the Company recorded $17,083 and $85,417, respectively, of stock compensation expense for shares issued to Mr. Lai. On October 17, 2025, Mr. Hong Hsin Lai resigned from his position as Chief Technology Officer of the Company and agreed to forgo the issuance of any stock for the period from September 1, 2025 to October 17, 2025.

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

On October 1, 2024, the Company entered into an employment agreement with Mr. Kun-Teng Liao to serve as the Company’s director and Secretary. On January 25, 2025, the Board appointed Mr. Liao as the Company’s Chief Operating Officer (“COO”) for an initial term expiring September 20, 2025. The agreement was approved by the Board on January 25, 2025. The Company will pay Mr. Liao 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one year, the Company will pay Mr. Liao 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the years ended June 30, 2026 and 2025, the Company recorded $19,833 and $14,166, respectively, of stock compensation expense for shares to be issued to Mr. Liao. Effective January 25, 2026, Liao Kunteng agreed to transition his position as Director of Marketing and Sales. The Company will pay Mr. Liao a commission equal to one percent (1%) of the vessel’s listed sale price upon completion of a qualifying vessel sale.

On January 7, 2025, the Company entered an employment agreement with Mr. Andy F. Wong to serve as the Company’s Chief Financial Officer (“CFO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the year ended June 30, 2026, the Company recorded $120,000 stock compensation expense for shares to be issued to Mr. Wong. During the year ended June 30, 2025, the Company recorded $180,000 stock compensation expense for shares to be issued to Mr. Wong. On October 17, 2025, Andy F. Wong resigned from his position as Chief Financial Officer of the Company.

On January 7, 2025, the Company entered an employment agreement with Mr. Tse-Ling Wang to serve as the Company’s Chief Executive Officer (“CEO”) for an initial term expiring December 31, 2025. The agreement was approved by the Board on January 7, 2025. The Company will issue 250,000 restricted stock units which shall be deemed earned in equal monthly instalments of 20,833 shares. During the year ended June 30, 2026, the Company recorded $ 47,999 stock compensation expense for shares issued to Mr. Wang, net of amounts previously recorded for his compensation as a director, which were subsequently returned and offset against his compensation as Chief Executive Officer. During the year ended June 30, 2025, the Company recorded $450,000 stock compensation expense for shares issued to Mr. Wang. On October 17, 2025, Mr. Tse-Ling Wang resigned from his positions as President, Chief Executive Officer, and Secretary of the Company. During the period from January 7, 2025 to October 17, 2025, Mr. Wang earned 208,333 restricted stock units under his employment agreement. In connection with his appointment as Chief Executive Officer, the Company and Mr. Wang agreed that 87,500 shares previously issued to him as compensation for his service as a director would be applied against the shares earned under his employment agreement. Accordingly, after giving effect to this offset, the remaining number of shares to be issued to Mr. Wang under his employment agreement was 120,833 shares.

On August 1, 2025, the Company entered into renewed one-year agreements with Shang-Chiai Kung and Liu-Shiang Kung Hwang to serve as the Company’s directors. Under the terms of the agreements, each director is entitled to receive 30,000 shares of the Company’s common stock as compensation. For the year ended June 30, 2026, the Company recorded $4,004 stock-based compensation expense related to these agreements.

On August 1, 2025, the Company entered into renewed one-year agreements with Chuen-Huei Lee, Hui-Ming Pao, and Yin-Zhen Huang to serve as directors. Under the terms of these agreements, each director was to receive 20,000 shares of the Company’s common stock as compensation. Hui-Ming Pao and Yin-Zhen Huang resigned on October 17, 2025, and Chuen-Huei Lee resigned on October 29, 2025. For the year ended June 30, 2026, the Company recorded $971 stock-based compensation expense related to these agreements.

On October 17, 2025, the Company entered an employment agreement with Mr. Chen-Hon Chuang to serve as the Company’s CEO and CFO for an initial term expiring October 16, 2026. The agreement was approved by the Board on October 17, 2025. The Company will issue 100,000 restricted stock units which shall be deemed earned in equal monthly instalments of 8,333 shares. During the year ended June 30, 2026, the Company recorded $12,938 stock compensation expense for shares issued to Mr. Chuang.

Revision of Previously Reported Stockholders’ Equity

During fiscal 2026, the Company determined that the fiscal 2025 statement of stockholders’ equity included certain stock-based compensation awards on an assumed-issued basis although the related shares had not yet been legally issued as of June 30, 2025. The Company revised the comparative fiscal 2025 statement of stockholders’ equity to reflect shares actually issued as of that date. The revision decreased the ending common share balance presented in the fiscal 2025 statement of stockholders’ equity by 128,409 shares and resulted in a reclassification of $129 from common stock to additional paid-in capital. There was no impact on total stockholders’ equity, net loss, cash flows, or earnings per share.

NOTE 13 – NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods. The dilutive effect of potential common stock outstanding is included in diluted net loss per share of common stock. The following table sets forth the computation of basic and diluted net loss per share for the years ended June 30, 2026 and 2025:

	Years ended June 30,
	2026	2025
Net loss for basic and diluted attributable to Vivic Corp	$(1,170,133)	$(3,446,751)
Weighted average common shares outstanding – Basic	27,598,358	27,335,030
Potential common shares from preferred stock excluded due to anti-dilutive effect	8,322,000	8,322,000
Weighted average common shares outstanding – Diluted	27,598,358	27,335,030
Net loss per share of common stock – basic	(0.04)	(0.13)
Net loss per share of common stock – diluted	(0.04)	(0.13)

*

The potential common shares from preferred stock were excluded from the computation of diluted loss per share for the years ended June 30, 2026 and 2025 because their inclusion would have been anti-dilutive.

NOTE 14 – RELATED PARTY TRANSACTIONS

a. Related parties

Name of Related Party	Relationship to the Company
Yun-Kuang Kung	Son of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Liu-Shiang Kung Hwang	Director and Spouse of Shang-Chiai Kung, who is the Chairman of Vivic Corp.
Shang-Chiai Kung	Chairman of Vivic Corp.
Kun-Teng Liao*	Former COO; Director of Marketing and Sales effective January 25, 2026
Tse-Ling Wang	Former CEO, President and Secretary; former director/officer of the company
Weiguan Ship	Yun-Kuang Kung acquired 100% ownership of this entity from Vivic Corp. in July 2023
Fujian Jiaxin Yacht Company Limited	Yun-Kuang Kung has 100% ownership of this entity
Chengwei Kung	Grandson of the Chairman of Vivic Corp.
Huilan Chen	Shareholder
Chen-Hon Chuang	CEO and CFO of Vivic Corp.
Hainan Jiajie Shipbuilding Manufacturing Company Limited	Chen-Hon Chuang became this entity’s legal representative on June 29, 2026

*	On October 9, 2024, Kun-Teng Liao resigned from his positions with the Company and ceased to be Secretary and a Board Member. Mr. Kun-Teng Liao began to function in the capacity of the Company’s Chief Operating Officer and was officially appointed as the Company’s Chief Operating Officer effective January 25, 2025. Effective January 25, 2026, Kun-Teng Liao agreed to transition his position as Director of Marketing and Sales. On October 17, 2025 Chen-Hon Chuang was appointed as the Company’s Chief Executive Officer and Chief Financial Officer.

b. Prepayments - related party

As of June 30, 2026 and 2025, the Company had prepayments to Weiguan Ship of $nil and $312,169, respectively. The Company recognized $266,387 loss on prepayments to Weiguan Ship during the year ended June 30, 2026.

As of June 30, 2026 and 2025, the Company had prepayments to Fujian Jiaxin Company Limited of $400,000 and $445,894, respectively. The Company recognized $44,492 loss on prepayments to Fujian Jiaxin Company during the year ended June 30, 2026.

As of June 30, 2026, the Company had a prepayment of $nil to Hainan Jiajie Shipbuilding Manufacturing Company Limited. The Company recognized a loss on the prepayment of $263,298 during the year, resulting in a zero balance as of June 30, 2026.

In addition, on and effective August 1, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Tse-Ling Wang, Ms. Liu-Shiang Kung Hwang, Mr. Richard Pao, Mr. Kevin Lee and Ms. Amy Huang to the Board of Directors of the Company. Ms. Hwang, Mr. Wang and Mr. Kevin Lee will each be issued 150,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year, and each of Ms. Huang and Mr. Pao will receive 50,000 shares of the Company’s common stock in consideration of his or her agreement to serve as a director of the Company for a period of one-year. The Board also approved the issuance of 150,000 shares of the Company’s common stock to Mr. Shang-Chiai Kung, the Chairman of the Board, in consideration of his service for a period of one-year. The Company issued an aggregate of 700,000 shares of the Company’s common stock during the year ended June 30, 2025 with a fair value of 1,932,000 as prepaid stock compensation expense. During the years ended June 30, 2026 and 2025, the Company recorded $126,500 and $1,771,000, respectively, from prepayment as stock compensation expense. As of June 30, 2026 and 2025, the Company had prepaid Chairman and Directors’ compensation of nil and $161,000, respectively, as reflected in ‘Prepayments - related party’ on the consolidated balance sheets.

Moreover, on September 1, 2024, the Company entered an employment agreement with Mr. Hong Hsin Lai to serve as the Company’s Chief Technology Officer (“CTO”). The agreement was approved by the Board on October 8, 2024. The Company will pay Mr. Lai 50,000 shares of the Company’s common stock in the first year of employment. If the employment agreement is renewed after one-year, the Company will pay Mr. Lai 20,000 shares of the Company’s common stock each year in which he remains employed by the Company. During the years ended June 30, 2026 and 2025, the Company recorded $17,083 and $85,417, respectively, of stock compensation expense for shares issued to Mr. Lai. As of June 30, 2026 and 2025, the Company had prepaid compensation of nil and $17,083, respectively, as reflected in ‘Prepayments - related party, on the consolidated balance sheets.

c. Due from related parties

Due from related parties consisted of the following:

Name	June 30, 2026	June 30, 2025
Weiguan Ship (1)	$1,707,053	$2,512,934

Total	$1,707,053	$2,512,934

As of June 30, 2026, the due from related parties consisted of the following:

(1)

The Company had a receivable from Weiguan Ship for $1,707,053 as of June 30, 2026. Prior to its divestiture in July 2023, Weiguan Ship was a wholly owned subsidiary of the Company. Accordingly, intercompany balances were eliminated in consolidation while Weiguan Ship remained a subsidiary.

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

d. Due to related parties

Due to related parties consisted of the following:

Name	June 30, 2026	June 30, 2025

Liu-Shiang Kung Hwang	$2,803	$54,205
Yun-Kuang Kung	107,167	106,198
Shang-Chiai Kung	207,551	178,651
Chengwei Kung	60,000	-
Huilan Chen	4,000	-
Total	$381,521	$339,054

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Except for the obligations under the yacht sales and co-development agreements disclosed elsewhere in this report, the Company had no other material commitments or contingencies as of June 30, 2026 and 2025.

NOTE 16 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the consolidated financial statements were issued and determined the Company has no subsequent events that need to be disclosed.

